Form 10-Q
period 2026-09-30
Vylor Inc.
filed 2026-11-12
CIK 2128626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 001-43376
Vylor Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware				41-2930124
(State or other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
7100 NW 62nd Avenue,	Johnston,	Iowa	50131	(515)	535-3200
(Address of Principal Executive Offices) (Zip Code)				(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act for Vylor Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VYLR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer ☐	Non-Accelerated Filer	☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Vylor Inc. had 667,303,030 shares of common stock, par value $0.01 per share, outstanding at November 5, 2026.

Vylor Inc.

Explanatory Note

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

• “Corteva” or “the company” refers to Corteva, Inc. and its consolidated subsidiaries (including EIDP);
• “EIDP” refers to EIDP, Inc. (formerly known as E. I. du Pont de Nemours and Company) and its consolidated subsidiaries or EIDP, Inc. excluding its consolidated subsidiaries, as the context may indicate;
• “DowDuPont” refers to DowDuPont Inc. and its subsidiaries prior to the Corteva Separation (defined below);
• “Historical Dow” refers to The Dow Chemical Company and its consolidated subsidiaries prior to the Internal Reorganization (defined below);
• “Historical DuPont” refers to EIDP prior to the Internal Reorganization (defined below);
• “Internal Reorganizations” refers to the series of internal reorganization and realignment steps undertaken by Historical DuPont and Historical Dow to realign its business into three subgroups: agriculture, materials science and specialty products. Refer to Corteva’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
• “Dow Distribution” refers to the separation of DowDuPont’s materials science business into a separate and independent public company on April 1, 2019 by way of a distribution of Dow Inc. through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow Inc.’s common stock;
• “Merger” refers to the all-stock merger of equals strategic combination between Historical Dow and Historical DuPont on August 31, 2017;
• “Dow” refers to Dow Inc. after the Dow Distribution;
• “DuPont” refers to DuPont de Nemours, Inc. after the Corteva Separation (on June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc.);
• “Corteva Separation” refers to June 1, 2019, when Corteva, Inc. became an independent, publicly traded company;
• “Corteva Distribution” refers to the pro rata distribution of all of the then-issued and outstanding shares of Corteva, Inc.’s common stock on June 1, 2019, which was then a wholly-owned subsidiary of DowDuPont, to holders of DowDuPont’s common stock as of the close of business on May 24, 2019;
• “Distributions” refers to the Dow Distribution and the Corteva Distribution;
• “Letter Agreement” refers to the Letter Agreement executed by DuPont and Corteva on June 1, 2019, which sets forth certain additional terms and conditions related to the Corteva Separation, including certain limitations on each party’s ability to transfer certain businesses and assets to third parties without assigning certain of such party’s indemnification obligations under the Corteva Separation Agreement to the other party to the transferee of such businesses and assets or meeting certain other alternative conditions;
• “Vylor” refers to Vylor Inc., Corteva’s historical Seed Business and a wholly-owned subsidiary of EIDP that became an independent, publicly traded company on October 1, 2026;
• “Vylor Separation” refers to October 1, 2026, when Vylor Inc. became an independent, publicly traded company;
• “New Corteva” refers to the company’s historical Crop Protection business (inclusive of the historical Crop Protection business of EIDP);
• “Seed Business” refers to the business, operations and activities of the Seed operating segment of Corteva; and
• “Crop Protection Business” refers to the business, operations and activities of the Crop Protection operating segment of Corteva.

On October 1, 2026, Corteva, Inc. (“Corteva” or “the company”) completed its previously announced separation into two independent, publicly traded companies – one comprising its Crop Protection Business (“New Corteva” or the “Crop Protection Business”) and the other comprising its Seed Business (“Vylor”, “our,” “we,” or “the Seed Business”) – through a pro rata dividend in-kind of all of the then-issued and outstanding shares of common stock of Vylor to holders of Corteva’s common stock as of the close of business on September 24, 2026 (the “Vylor Separation”). The transaction was intended to be a tax-free spin-off for U.S. federal income tax purposes. In connection with the Vylor Separation, Vylor became an independent, publicly traded company and, effective October 1, 2026, New Corteva and Vylor are separate registrants. Irrespective of the legal form of the spin-off in which Vylor (inclusive of the Seed Business) is the legal spinnee in the transaction, Vylor is the accounting spinnor and, therefore, is the accounting successor to Corteva subsequent to the Vylor Separation. Vylor has been identified as the accounting spinnor given, among other factors, Vylor’s relative significance to New Corteva. The historical Consolidated Financial Statements of Corteva are the historical financial statements of Vylor for the periods prior to the Vylor Separation, and the financial statements of the Crop Protection business will become the historical financial statements of Corteva.

This Quarterly Report (“Report”) on Form 10-Q contains historical Consolidated Financial Statements for Corteva as of September 30, 2026, December 31, 2025 and September 30, 2025, and for the three-and-nine month periods ended September

30, 2026 and 2025. This Report also contains supplemental historical Interim Combined Financial Statements of the Seed Business for the same periods.

PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

Corteva, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$2,458	$2,618	$13,742	$13,491
Cost of goods sold	1,534	1,644	6,624	6,918
Research and development expense	397	351	1,126	1,061
Selling, general and administrative expenses	732	725	2,773	2,632
Amortization of intangibles	159	162	513	485
Restructuring and asset related charges - net	17	30	158	131
Separation costs	99	7	230	7
Other income (expense) - net	(34)	(23)	(266)	95
Interest expense	75	46	158	134
Income (loss) from continuing operations before income taxes	(589)	(370)	1,894	2,218
Provision for (benefit from) income taxes on continuing operations	(62)	(62)	479	477
Income (loss) from continuing operations after income taxes	(527)	(308)	1,415	1,741
Income (loss) from discontinued operations after income taxes	(41)	(10)	(95)	(87)
Net income (loss)	(568)	(318)	1,320	1,654
Net income (loss) attributable to noncontrolling interests	2	2	9	8
Net income (loss) attributable to Corteva	$(570)	$(320)	$1,311	$1,646
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$(0.79)	$(0.46)	$2.10	$2.54
Basic earnings (loss) per share of common stock from discontinued operations	(0.06)	(0.01)	(0.14)	(0.13)
Basic earnings (loss) per share of common stock	$(0.85)	$(0.47)	$1.96	$2.41
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$(0.79)	$(0.46)	$2.10	$2.54
Diluted earnings (loss) per share of common stock from discontinued operations	(0.06)	(0.01)	(0.14)	(0.13)
Diluted earnings (loss) per share of common stock	$(0.85)	$(0.47)	$1.96	$2.41

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(568)	$(318)	$1,320	$1,654
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	(51)	4	(173)	873
Adjustments to pension benefit plans	1	(2)	(5)	—
Adjustments to other benefit plans	(5)	(3)	(12)	(10)
Unrealized gain (loss) on investments	—	—	1	5
Derivative instruments	40	(16)	5	(60)
Total other comprehensive income (loss)	(15)	(17)	(184)	808
Comprehensive income (loss)	(583)	(335)	1,136	2,462
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	2	2	9	8
Comprehensive income (loss) attributable to Corteva	$(585)	$(337)	$1,127	$2,454

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share amounts)	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$3,932	$4,521	$2,509
Marketable securities	1	9	77
Accounts and notes receivable - net	7,491	6,371	7,784
Inventories	5,482	5,667	5,310
Other current assets	980	767	758
Total current assets	17,886	17,335	16,438
Investment in nonconsolidated affiliates	147	160	141
Property, plant and equipment	9,840	9,551	9,633
Less: Accumulated depreciation	5,657	5,331	5,431
Net property, plant and equipment	4,183	4,220	4,202
Goodwill	10,416	10,465	10,512
Other intangible assets	7,845	8,301	8,428
Deferred income taxes	335	320	434
Other assets	2,219	2,044	2,043
Total Assets	$43,031	$42,845	$42,198
Liabilities and Equity
Current liabilities
Short-term borrowings	$3,988	$894	$2,685
Accounts payable	4,431	4,398	4,337
Income taxes payable	146	155	254
Deferred revenue	440	3,579	483
Accrued and other current liabilities	2,445	3,099	2,661
Total current liabilities	11,450	12,125	10,420
Long-term debt	3,458	1,686	1,688
Other noncurrent liabilities
Deferred income tax liabilities	567	251	373
Pension and other post-employment benefits	877	2,434	2,215
Other noncurrent obligations	1,942	1,963	2,041
Total noncurrent liabilities	6,844	6,334	6,317
Commitments and contingent liabilities
Stockholders’ equity
Common stock, $0.01 par value; 1,666,666,667 shares authorized; issued at September 30, 2026 - 667,304,000; December 31, 2025 - 672,163,000; and September 30, 2025 - 676,755,000	7	7	7
Additional paid-in capital	26,934	27,001	27,039
Retained earnings (accumulated deficit)	533	(67)	834
Accumulated other comprehensive income (loss)	(2,981)	(2,797)	(2,661)
Total Corteva stockholders’ equity	24,493	24,144	25,219
Noncontrolling interests	244	242	242
Total equity	24,737	24,386	25,461
Total Liabilities and Equity	$43,031	$42,845	$42,198

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$1,320	$1,654
(Income) loss from discontinued operations after income taxes	95	87
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	942	897
Provision for (benefit from) deferred income tax	280	(72)
Net periodic pension and OPEB (benefit) cost, net	(7)	27
Pension and OPEB contributions	(1,567)	(110)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	3	(17)
Restructuring and asset related charges - net	158	131
Other net loss	441	386
Changes in assets and liabilities, net
Accounts and notes receivable	(1,372)	(1,659)
Inventories	163	331
Accounts payable	(47)	123
Deferred revenue	(3,130)	(2,824)
Other assets and liabilities	(1,157)	105
Cash provided by (used for) operating activities - continuing operations	(3,878)	(941)
Cash provided by (used for) operating activities - discontinued operations	(70)	(28)
Cash provided by (used for) operating activities	(3,948)	(969)
Investing activities
Capital expenditures	(354)	(369)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	10	26
Acquisitions of businesses - net of cash acquired	(43)	—
Investments in and loans to nonconsolidated affiliates	(7)	(7)
Proceeds from sales and maturities of investments	8	68
Proceeds from (payments for) settlement of net investment hedge	—	(56)
Other investing activities, net	(4)	(17)
Cash provided by (used for) investing activities	(390)	(355)
Financing activities
Net change in borrowings (less than 90 days)	3,264	1,119
Proceeds from debt	2,660	1,643
Payments on debt	(1,059)	(1,116)
Repurchase of common stock	(500)	(770)
Proceeds from exercise of stock options	38	75
Dividends paid to stockholders	(361)	(354)
Other financing activities, net	(53)	(43)
Cash provided by (used for) financing activities	3,989	554
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(27)	85
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(376)	(685)
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,725	3,422
Cash, cash equivalents and restricted cash equivalents at end of period [1]	$4,349	$2,737
1. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows.

See Notes to the Interim Consolidated Financial Statements.

Corteva, Inc.
Consolidated Statements of Equity (Unaudited)

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$7	$27,001	$(67)	$(2,797)	$242	$24,386
Net income (loss)			720		3	723
Other comprehensive income (loss)				(143)		(143)
Share-based compensation		(2)				(2)
Common dividends ($0.18 per share)		(121)				(121)
Issuance of Corteva stock		17				17
Repurchase of common stock		(36)	(214)			(250)
Other - net			(3)		(2)	(5)
Balance at March 31, 2026	$7	$26,859	$436	$(2,940)	$243	$24,605
Net income (loss)			1,161		4	1,165
Other comprehensive income (loss)				(26)		(26)
Share-based compensation		21	(1)			20
Common dividends ($0.18 per share)			(120)			(120)
Issuance of Corteva stock		14				14
Repurchase of common stock			(250)			(250)
Other - net			(2)		(3)	(5)
Balance at June 30, 2026	$7	$26,894	$1,224	$(2,966)	$244	$25,403
Net income (loss)			(570)		2	(568)
Other comprehensive income (loss)				(15)		(15)
Share-based compensation		33	(1)			32
Common dividends ($0.18 per share)			(120)			(120)
Issuance of Corteva stock		7				7
Repurchase of common stock						—
Other - net					(2)	(2)
Balance at September 30, 2026	$7	$26,934	$533	$(2,981)	$244	$24,737

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accumulated Other Comp. Income (Loss)	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$7	$27,196	$55	$(3,469)	$241	$24,030
Net income (loss)			652		4	656
Other comprehensive income (loss)				198		198
Share-based compensation		(2)				(2)
Common dividends ($0.17 per share)		(116)				(116)
Issuance of Corteva stock		35				35
Repurchase of common stock		(150)	(120)			(270)
Other - net		(1)			(3)	(4)
Balance at March 31, 2025	$7	$26,962	$587	$(3,271)	$242	$24,527
Net income (loss)			1,314		2	1,316
Other comprehensive income (loss)				627		627
Share-based compensation		17				17
Common dividends ($0.17 per share)			(116)			(116)
Issuance of Corteva stock		35				35
Repurchase of common stock			(250)			(250)
Other - net			(3)		(2)	(5)
Balance at June 30, 2025	$7	$27,014	$1,532	$(2,644)	$242	$26,151
Net income (loss)			(320)		2	(318)
Other comprehensive income (loss)				(17)		(17)
Share-based compensation		19	(1)			18
Common dividends ($0.18 per share)			(122)			(122)
Issuance of Corteva stock		5				5
Repurchase of common stock			(250)			(250)
Other - net		1	(5)		(2)	(6)
Balance at September 30, 2025	$7	$27,039	$834	$(2,661)	$242	$25,461

See Notes to the Interim Consolidated Financial Statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corteva, Inc.
Notes to the Interim Consolidated Financial Statements (Unaudited)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in Corteva’s Annual Report on Form 10-K for the year ended December 31, 2025, collectively referred to as the “Corteva 2025 Annual Report.” The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. The interim Consolidated Financial Statements and other financial information included in this Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

On October 1, 2026, Corteva completed the separation of its Seed Business into an independent publicly traded company, Vylor, through a pro rata dividend in-kind of all of the then-issued and outstanding shares of common stock of Vylor to holders of the Company’s common stock as of the close of business on September 24, 2026. The transaction was intended to be a tax-free spin-off for U.S. federal income tax purposes. Prior to the Vylor Separation, Vylor was a wholly owned subsidiary of EIDP.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of September 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU’s effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced disclosures around income statement expenses.

NOTE 3 - REVENUE

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. The company applies the practical expedient to disclose the transaction price allocated to the remaining performance obligations for only those contracts with an original duration of more than one year. The transaction price allocated to remaining performance obligations with an original duration of more than one year related to material rights granted to customers for contract renewal options was $158 million, $150 million and $147 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. The company expects revenue to be recognized for the remaining performance obligations evenly over a period of six years.

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under contracts with customers where the company receives advance payments for products to be delivered in future periods. Corteva classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to conditional rights to consideration for completed performance not yet invoiced. Accounts receivable are recorded when the right to consideration becomes unconditional.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances	September 30, 2026	December 31, 2025	September 30, 2025
(In millions)
Contract assets - current [1]	$36	$34	$33
Contract assets - noncurrent [2]	$90	$83	$81
Deferred revenue - current	$440	$3,579	$483
Deferred revenue - noncurrent [3]	$121	$125	$123
1.Included in other current assets in the interim Consolidated Balance Sheets.
2.Included in other assets in the interim Consolidated Balance Sheets.
3.Included in other noncurrent obligations in the interim Consolidated Balance Sheets.

Revenue recognized during the nine months ended September 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was $3,463 million and $3,202 million, respectively.

Disaggregation of Revenue
Corteva’s operations are classified into two operating segments: Seed and Crop Protection. The company disaggregates its revenue by major product line and geographic region, as the company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Corn	$607	$586	$5,848	$5,616
Soybean	99	152	1,723	1,714
Other oilseeds	149	141	622	550
Other	50	38	267	281
Seed	905	917	8,460	8,161
Herbicides	731	813	2,690	2,668
Insecticides	396	409	1,172	1,181
Fungicides	171	222	768	868
Biologicals	115	147	271	328
Other	140	110	381	285
Crop Protection	1,553	1,701	5,282	5,330
Total	$2,458	$2,618	$13,742	$13,491

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sales are attributed to geographic regions based on customer location. Net sales by geographic region and segment are included below:

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
North America [1]	$192	$175	$5,917	$5,726
EMEA [2]	268	262	1,468	1,370
Latin America	387	391	771	730
Asia Pacific	58	89	304	335
Total	$905	$917	$8,460	$8,161

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
North America [1]	$572	$532	$1,834	$1,820
EMEA [2]	220	200	1,405	1,316
Latin America	555	770	1,356	1,545
Asia Pacific	206	199	687	649
Total	$1,553	$1,701	$5,282	$5,330
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

2026 Restructuring Actions
On March 15, 2026, management of the company approved a restructuring program designed to align the company’s organizational structure and geographic footprint with the operational needs of each function as the company prepared for the intended separation of its businesses (the “2026 Restructuring Actions”). The restructuring actions primarily consist of workforce reductions across commercial and functional support areas and are intended to right‑size the organization and support the future standalone operating models. The restructuring actions are expected to be substantially complete by December 2026.

The company expects to incur aggregate pre‑tax restructuring and asset related charges of approximately $70 million to $80 million in connection with the 2026 Restructuring Actions, consisting solely of severance and related benefit costs. Reductions in workforce are subject to local regulatory requirements. For the nine months ended September 30, 2026, the company recorded pre‑tax restructuring and asset related charges of $76 million, which consist entirely of severance and related benefit costs and are classified as corporate‑related charges. At September 30, 2026, the restructuring liability was $45 million.

Cash payments related to the 2026 Restructuring Actions are expected to total approximately $70 million to $80 million. Through the third quarter of 2026, the company paid $31 million associated with these charges. Substantially all cash payments are anticipated to be made by the first quarter of 2027. The company does not anticipate material revisions to the estimated costs or timing of payments related to the 2026 Restructuring Actions.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the “Crop Protection Operations Strategy Restructuring Program"). The plan includes the exit of the company’s production activities at its site in Pittsburg, California, as well as ceasing operations in select manufacturing lines at other locations. In October 2024, management of the company amended the Crop Protection Operations Strategy Restructuring Program to include updates to its previous estimates and decommissioning and demolition costs associated with the ceasing of operations, primarily at the Pittsburg, California site. Furthermore, on June 12, 2026, the company disclosed that its management recently committed to the next phase of the plan to include the intended cessation of the company’s production activities at its site in Asturias, Spain. The intended cessation is subject to a consultation process with the applicable works council and union representatives at the facility. Management revisions were also made to previous estimates associated with the company’s exit of its Pittsburg, California production activities.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The company expects to record aggregate pre-tax restructuring and asset related charges of $750 million to $815 million, comprised of $100 million to $125 million of severance and related benefit costs, $350 million to $372 million of asset related and impairment charges and $300 million to $318 million of costs related to exiting the company’s production activities and ceasing operations (inclusive of contract terminations and decommissioning and demolition costs). Decommissioning and demolition costs are expensed on an as-incurred basis. Reductions in workforce are subject to local regulatory requirements. Through the third quarter of 2026, the company recorded net pre-tax restructuring and asset related charges of $693 million inception-to-date under the Crop Protection Operations Strategy Restructuring Program, consisting of $117 million of severance and related benefit costs, $363 million of asset related and impairment charges, $98 million of decommissioning and demolition costs, and $115 million of costs related to contract terminations.

Cash payments related to these charges are anticipated to be $400 million to $443 million, which primarily relate to the payment of severance and related benefits, decommissioning and demolition costs and contract terminations. Through the third quarter of 2026, the company paid $267 million associated with these charges. The restructuring actions associated with these charges are expected to be substantially complete by the end of 2028.

The following table is a summary of charges incurred related to the Crop Protection Operations Strategy Restructuring Program for the three and nine months ended September 30, 2026 and 2025:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance and related benefit costs [1]	$(3)	$—	$15	$12
Asset related charges [2]	13	—	23	13
Decommissioning and demolition costs [2]	7	20	28	44
Contract termination charges [2]	2	8	16	64
Total restructuring and asset related charges - net	$19	$28	$82	$133
1.Reflects corporate-related charges.
2.Reflects charges which are substantially all associated with the Crop Protection segment.

The following table summarizes changes to liability balances related to the Crop Protection Operations Strategy Restructuring Program for the nine months ended September 30, 2026:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges	Decommissioning and Demolition Costs	Contract Termination Charges	Total
Balance at December 31, 2025	$32	$—	$8	$54	$94
Charges to income from continuing operations	15	23	28	16	82
Payments	(13)	—	(33)	(44)	(90)
Asset write-offs	—	(23)	—	—	(23)
Balance at September 30, 2026	$34	$—	$3	$26	$63

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest income	$30	$29	$91	$92
Equity in earnings (losses) of affiliates - net	—	(1)	7	9
Net gain (loss) on sales of businesses and other assets	4	—	(3)	17
Net exchange gains (losses)	(65)	(45)	(207)	(97)
Non-operating pension and other post employment benefit credits (costs) [1]	6	(6)	20	(18)
Miscellaneous income (expenses) - net [2]	(9)	—	(174)	92
Other income (expense) - net	$(34)	$(23)	$(266)	$95
1.Includes non-service related components of net periodic benefit credits (costs), comprised of interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss).
2.The nine months ended September 30, 2026 includes estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. The nine months ended September 30, 2025 includes the receipt of insurance proceeds and other items.

The following table summarizes the impacts of the company’s foreign currency hedging program on the company’s results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income (expense) - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the interim Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(19)	$28	$70	$(173)
Local tax (expenses) benefits	3	(23)	(28)	(10)
Net after-tax impact from subsidiary exchange gain (loss)	$(16)	$5	$42	$(183)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(46)	$(73)	$(277)	$76
Tax (expenses) benefits	11	18	64	(9)
Net after-tax impact from hedging program exchange gain (loss)	$(35)	$(55)	$(213)	$67

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(65)	$(45)	$(207)	$(97)
Tax (expenses) benefits	14	(5)	36	(19)
Net after-tax exchange gain (loss)	$(51)	$(50)	$(171)	$(116)

Cash, cash equivalents and restricted cash equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents presented in the interim Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash equivalents presented in the interim Consolidated Statements of Cash Flows. The company classifies restricted cash equivalents as current or noncurrent based on the nature of the restrictions, and includes them within other current assets and other assets, respectively, in the interim Consolidated Balance Sheets.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$3,932	$4,521	$2,509
Restricted cash equivalents	417	204	228
Total cash, cash equivalents and restricted cash equivalents	$4,349	$4,725	$2,737

Restricted cash equivalents primarily relates to a trust (the “Trust”) funded by EIDP for cash obligations under certain non-qualified benefit and deferred compensation plans due to the Merger, which was a change in control event, and contributions to escrow accounts established for the settlement of certain legal matters and the settlement of legacy PFAS matters and the associated qualified spend. In the third quarter of 2026, the company made an additional contribution of $150 million to the Trust. All of the company’s restricted cash equivalents are classified as current as of September 30, 2026, December 31, 2025 and September 30, 2025. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Accounts payable
At September 30, 2026, December 31, 2025 and September 30, 2025, accounts payable was $4,431 million, $4,398 million and $4,337 million, respectively, which includes accounts payable - trade of $2,397 million, $2,871 million, and $2,286 million, respectively. Included in accounts payable – trade was seed grower compensation of approximately $163 million, $420 million, and $257 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, which is measured at fair value using Level 2 inputs for each period presented. Accrued discounts and rebates, which is a component of accounts payable, was $1,853 million, $1,328 million and $1,853 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. No other components of accounts payable were more than five percent of total current liabilities.

NOTE 6 - INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2026 was 10.5 percent and 25.3 percent, respectively, and 16.8 percent and 21.5 percent for the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2026, the company recognized a $45 million charge related to various transactions executed to facilitate the Vylor Separation. During the three and nine months ended September 30, 2026, the company also recognized a $6 million charge and a $55 million benefit, respectively, of net tax impacts for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the nine months ended September 30, 2026, the company recognized a $50 million charge associated with the Discretionary Pension Contribution, as discussed in Note 14 - Pension Plans and Other Post Employment Benefits, to the interim Consolidated Financial Statements. During the nine months ended September 30, 2026, the company recognized a $31 million tax benefit related to intellectual property realignment.

During the three and nine months ended September 30, 2025, the company recognized $2 million and $37 million, respectively, of net tax benefits for income taxes on continuing operations associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions as well as from stock-based compensation. During the nine months ended September 30, 2025, the company recognized a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE OF COMMON STOCK

The following tables provide earnings per share calculations for the periods indicated below:

Net Income (Loss) for Earnings (Loss) Per Share Calculations - Basic and Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes	$(527)	$(308)	$1,415	$1,741
Net income (loss) attributable to continuing operations noncontrolling interests	2	2	9	8
Income (loss) from continuing operations available to Corteva common stockholders	(529)	(310)	1,406	1,733
Income (loss) from discontinued operations available to Corteva common stockholders	(41)	(10)	(95)	(87)
Net income (loss) available to common stockholders	$(570)	$(320)	$1,311	$1,646

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations	$(0.79)	$(0.46)	$2.10	$2.54
Earnings (loss) per share of common stock from discontinued operations	(0.06)	(0.01)	(0.14)	(0.13)
Earnings (loss) per share of common stock	$(0.85)	$(0.47)	$1.96	$2.41

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations	$(0.79)	$(0.46)	$2.10	$2.54
Earnings (loss) per share of common stock from discontinued operations	(0.06)	(0.01)	(0.14)	(0.13)
Earnings (loss) per share of common stock	$(0.85)	$(0.47)	$1.96	$2.41

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2026	2025	2026	2025
Weighted-average common shares - basic	667.8	678.7	669.5	681.7
Plus: dilutive effect of equity compensation plans [1]	—	—	1.2	1.4
Weighted-average common shares - diluted	667.8	678.7	670.7	683.1
Potential shares of common stock excluded from EPS calculations [2]	2.2	2.1	2.6	2.4
1.Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
2.These outstanding potential shares of common stock relating to stock options, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings (loss) per share because (i) the effect of including them would have been anti-dilutive; or (ii) the performance metrics have not yet been achieved for the outstanding potential shares relating to performance-based restricted stock units, which are deemed to be contingently issuable.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Accounts receivable – trade [1]	$4,797	$4,881	$5,050
Notes receivable – trade [1,2]	1,392	153	1,378
Other [3]	1,302	1,337	1,356
Total accounts and notes receivable - net	$7,491	$6,371	$7,784
1.Accounts and notes receivable – trade are net of allowances of $292 million, $241 million and $220 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of seed and crop protection products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2026, December 31, 2025 and September 30, 2025, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to indemnification assets, royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $113 million, $117 million and $108 million as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The company establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2025 and 2026:

(In millions)
2025
Balance at December 31, 2024	$179
Net provision for credit losses	58
Other - net of write-offs charged against allowance	(17)
Balance at September 30, 2025	$220
2026
Balance at December 31, 2025	$241
Net provision for credit losses	75
Other - net of write-offs charged against allowance	(24)
Balance at September 30, 2026	$292

The company enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the company’s receivables and risks to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the interim Consolidated Balance Sheets upon transfer, and the company receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the interim Consolidated Balance Sheets.

Trade receivables sold under these agreements were $23 million and $134 million for the three and nine months ended September 30, 2026, and $58 million and $147 million for the three and nine months ended September 30, 2025, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2026, December 31, 2025 and September 30, 2025 were $13 million, $17 million and $15 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Consolidated Statements of Operations. The loss on sale of receivables for the nine months ended September 30, 2026 and 2025 was not material. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information on the company’s guarantees.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INVENTORIES

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Finished products	$2,405	$2,956	$2,318
Semi-finished products	2,642	2,276	2,556
Raw materials and supplies	435	435	436
Total inventories	$5,482	$5,667	$5,310

NOTE 10 - OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2026			December 31, 2025			September 30, 2025
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	$6,291	$(1,775)	$4,516	$6,291	$(1,587)	$4,704	$6,291	$(1,524)	$4,767
Customer-related	2,393	(1,129)	1,264	2,394	(1,024)	1,370	2,398	(987)	1,411
Developed technology	1,869	(1,395)	474	1,860	(1,283)	577	1,839	(1,264)	575
Trademarks/trade names	2,011	(520)	1,491	2,056	(466)	1,590	2,056	(445)	1,611
Other [1]	353	(309)	44	368	(313)	55	388	(329)	59
Total other intangible assets with finite lives	$12,917	$(5,128)	$7,789	$12,969	$(4,673)	$8,296	$12,972	$(4,549)	$8,423

Intangible assets not subject to amortization (indefinite-lived):
In-process research and development	56	—	56	5	—	5	5	—	5
Total other intangible assets with indefinite lives	56	—	56	5	—	5	5	—	5
Total other intangible assets	$12,973	$(5,128)	$7,845	$12,974	$(4,673)	$8,301	$12,977	$(4,549)	$8,428
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $159 million and $513 million for the three and nine months ended September 30, 2026, and $162 million and $485 million for the three and nine months ended September 30, 2025, respectively. The current estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2026 and each of the next five years is approximately $159 million, $575 million, $553 million, $530 million, $520 million and $517 million, respectively.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize Corteva’s short-term borrowings and long-term debt:

Short-term borrowings
(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Commercial paper	$183	$—	$1,772
364-Day Revolving Credit Facility	600	—	—
PHI Bilateral Facility	3,078	—	—
Other loans - various currencies	127	112	125
Long-term debt payable within one year	—	782	788
Total short-term borrowings	$3,988	$894	$2,685

Long-term debt
(In millions)	September 30, 2026		December 31, 2025		September 30, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in May 2026	$—		$600	4.50%	$600	4.50%
Maturing in July 2030	500	2.30%	500	2.30%	500	2.30%
Maturing in August 2031	550	5.125%	—		—
Maturing in May 2032	500	5.125%	500	5.125%	500	5.125%
Maturing in May 2033	600	4.80%	600	4.80%	600	4.80%
Maturing in August 2036	550	5.625%	—		—
Maturing in August 2036	700	6.00%	—		—
Other loans:
Foreign currency loans	—		182	12.70%	188	12.70%
Medium-term notes, varying maturities through 2041	95	3.83%	102	3.76%	104	4.09%
Less: Unamortized debt discount and issuance costs	37		16		16
Less: Long-term debt due within one year	—		782		788
Total long-term debt	$3,458		$1,686		$1,688

The estimated fair value of the company’s short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issuances, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company’s short-term borrowings approximated carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $3,315 million, $2,462 million and $2,469 million as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Debt Offerings
In September 2026, Corteva issued $700 million of 6.00 percent Senior Notes due in August 2036 (the “Corteva 2036 Notes”). The proceeds of this offering (the “September 2026 Debt Offering”) are intended to be used for general corporate purposes, including the repayment of commercial paper borrowings.

In August 2026, Vylor issued $1.1 billion aggregate principal amount of senior notes in a private offering, consisting of $550 million aggregate principal amount of Senior Notes due 2031 (“Vylor 2031 Notes”) and $550 million aggregate principal amount of Senior Notes due 2036 (“Vylor 2036 Notes”). The Vylor 2031 Notes bear interest at a rate of 5.125 percent per year and mature in August 2031. The Vylor 2036 Notes bear interest at a rate of 5.625 percent per year and mature in August 2036.

In May 2025, Corteva issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “Corteva 2032 Notes”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 2026 Exchange Offers and Consent Solicitations
In August 2026, Vylor commenced private offers to exchange any and all of the outstanding $500 million principal amount of 2.30 percent Senior Notes due 2030 (the “EIDP 2030 Notes”), the $500 million principal amount of 5.125 percent Senior Notes due 2032 (the “EIDP 2032 Notes”), and the $600 million principal amount of 4.80 percent Senior Notes due 2033 (the “EIDP 2033 Notes”), in each case, issued by EIDP, Inc., (collectively, the “EIDP Notes”), to the extent held by eligible holders (“Eligible Noteholders”), for a corresponding series of notes to be newly issued by Vylor (collectively, the “Vylor Notes”), having the same interest payment dates, maturity date and interest rate as the respective EIDP Notes (with respect to each series, an “Exchange Offer" and together, the “Exchange Offers”). Concurrently with the Exchange Offers, with respect to each series of EIDP Notes, Vylor solicited the consents of Eligible Noteholders, on behalf of EIDP, to amend the indentures governing the EIDP Notes (together, the “Consent Solicitations”) to eliminate substantially all of the restrictive covenants and events of default (other than payment and bankruptcy related events of default) therefrom.

On October 1, 2026, Vylor settled the Exchange Offers and obtained the corresponding Consent Solicitations. Under the Exchange Offers, $1,439 million aggregate principal amount of EIDP Notes, comprising $435 million aggregate principal amount of the EIDP 2030 Notes, $476 million aggregate principal amount of the EIDP 2032 Notes and $528 million aggregate principal amount of the EIDP 2033 Notes were exchanged and are no longer debt obligations of Corteva.

The Exchange Offers and Consent Solicitations were made upon the terms and conditions set forth in an exchange offer memorandum and consent solicitation statement, dated August 6, 2026 (the “Offering Memorandum”). The Vylor Notes are subject to covenants and events of default that are typical for companies with similar credit ratings, and which are described in the Offering Memorandum.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at September 30, 2026 was approximately $44 million. The company’s short-term foreign currency loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company’s credit facilities:

Committed and available credit facilities at September 30, 2026
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	August 2026	$2,850	$2,850	August 2031	Floating Rate
Revolving Credit Facility	June 2024	1,900	1,900	June 2027	Floating Rate
364-Day Revolving Credit Facility	February 2026	1,250	650	February 2027	Floating Rate
Vylor Delayed Draw Term Facility	August 2026	1,650	1,650	August 2027	Floating Rate
Total committed and available credit facilities		$7,650	$7,050

Corteva Credit Facilities

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. In August 2026, the five-year revolving credit facility was refinanced at $2.85 billion for purposes of extending the maturity date to August 2031 and decreasing the facility amount to $2.0 billion upon consummation of the Vylor Separation on October 1, 2026. In addition, the three-year revolving credit facility was terminated upon consummation of the Vylor Separation. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Term SOFR plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company’s commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2026, the company was in compliance with these covenants.

In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. In May 2026, the company drew down $600 million under the 364-Day Revolving Credit Facility, to repay the $600 million senior notes that matured in May 2026. On October 1, 2026, borrowings outstanding under the 364-Day Revolving Credit Facility were repaid, and the facility was terminated. The 364-Day Revolving Credit Facility included a provision under which Corteva could convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contained customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contained a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2026, the company was in compliance with these covenants.

Delayed Draw Term Facility
In August 2026, the Company entered into a $1 billion delayed draw term facility (the “Delayed Draw Term Facility”). The maturity date of the Delayed Draw Term Facility is approximately one year from its closing date. Borrowings under the Delayed Draw Term Facility have an interest rate equal to Term SOFR plus the applicable margin. The Delayed Draw Term Facility was intended to serve as a backstop to the Corteva 2036 Senior Notes. The commitments under the Delayed Draw Term Facility were automatically and permanently reduced, on a dollar-for-dollar basis, by an amount equal to the aggregate principal amount of the Corteva 2036 Senior Notes issued in the September 2026 Debt Offering. The balance of the capacity was voluntarily and permanently reduced on September 30, 2026. The Delayed Draw Term Facility was subject to mandatory prepayment (and, prior to funding, automatic and permanent commitment reduction) requirements from the net cash proceeds of debt and equity issuances by Corteva. Corteva was permitted to voluntarily prepay delayed draw term loans, and to voluntarily reduce undrawn commitments, without a penalty. The Delayed Draw Term Loan Credit Agreement contained covenants and events of default substantially similar in scope and terms to those described above for the Revolving Credit Facilities.

Vylor Credit Facilities

In August 2026, Vylor entered into (i) a five-year senior unsecured revolving credit facility in an aggregate principal amount equal to $3.0 billion (the “Vylor Five-Year Revolving Credit Facility”), (ii) a 364-day senior unsecured revolving credit facility in an aggregate principal amount equal to $1.5 billion (the “Vylor 364-Day Revolving Credit Facility” and, together with the Vylor Five-Year Revolving Credit Facility, the “Vylor Revolving Credit Facilities”), and (iii) a senior unsecured delayed draw term loan facility in an original principal amount equal to $2.75 billion (the “Vylor Delayed Draw Term Facility” and, together with the Vylor Revolving Credit Facilities, the “Vylor Credit Facilities”).

Vylor Five-Year Revolving Credit Facility
Vylor, along with its subsidiary, Pioneer Hi-Bred International, Inc. (“PHI”), are initially co-borrowers under the Vylor Five-Year Revolving Credit Facility. Prior to the Five-Year RCF PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor Five-Year Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor Five-Year Revolving Credit Facility. The Vylor Five-Year Revolving Credit Facility became effective on October 1, 2026.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor Five-Year Revolving Credit Facility are paid in full in cash (such date, the “Five-Year RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor Five-Year Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the Five-Year RCF PHI Release Date, Vylor will be the sole borrower under the Vylor Five-Year Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor Five-Year Revolving Credit Facility are otherwise intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor Five-Year Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor Five-Year Revolving Credit Facility is five years from its closing date. Amounts borrowed under the Vylor Five-Year Revolving Credit Facility are subject to an interest rate per annum equal to

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,578 million under the Vylor Five-Year Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor Five-Year Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor Five-Year Revolving Credit Agreement contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor 364-Day Revolving Credit Facility
Vylor, along with its subsidiary, PHI, are initially co-borrowers under the Vylor 364-Day Revolving Credit Facility. Prior to the Vylor 364-Day Revolving Credit Facility PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor 364-Day Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor 364-Day Revolving Credit Facility. The Vylor 364-Day Revolving Credit Facility became effective on October 1, 2026.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor 364-Day Revolving Credit Facility are paid in full in cash (such date, the “364-Day RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor 364-Day Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the 364-Day RCF PHI Release Date, Vylor will be the sole borrower under the Vylor 364-Day Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor 364-Day Revolving Credit Facility are intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor 364-Day Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor 364-Day Revolving Credit Facility is 364 days from its closing date. Amounts borrowed under the Vylor 364-Day Revolving Credit Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,500 million under the Vylor 364-Day Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor 364-Day Revolving Credit Agreement includes a provision under which Vylor may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The Vylor 364-Day Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor 364-Day Revolving Credit Agreement contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor Delayed Draw Term Facility
The Vylor Delayed Draw Term Facility, with a capacity of up to $2.75 billion, was intended to serve as a backstop to the Exchange Offers and the issuance of the Vylor 2031 Notes and the Vylor 2036 Notes. The commitments under the Vylor Delayed Draw Term Facility were automatically and permanently reduced, on a dollar-for-dollar basis, by an amount equal to the aggregate principal amount of Vylor Notes issued in the Exchange Offers and by the aggregate principal amount of the Vylor 2031 Notes and the Vylor 2036 Notes. Vylor was the sole borrower under the Vylor Delayed Draw Term Facility.

Proceeds of loans under the Vylor Delayed Draw Term Facility were intended to be used to finance the Vylor Separation and to pay fees, costs and expenses related thereto. The maturity date of the Vylor Delayed Draw Term Facility was approximately one year from its closing date. Amounts borrowed under the Vylor Delayed Draw Term Facility were subject to an interest rate per annum equal to Term SOFR plus the applicable margin. There were no borrowings outstanding under the Vylor Delayed Draw Term Facility, and the facility was terminated on October 1, 2026.

The Vylor Delayed Draw Term Facility was subject to mandatory prepayment (and, prior to funding, automatic and permanent commitment reduction) requirements from the net cash proceeds of debt and equity issuances by Vylor. Vylor was permitted to voluntarily prepay delayed draw term loans, and to voluntarily reduce undrawn commitments, without a penalty. The Vylor Delayed Draw Term Loan Credit Agreement contained covenants and events of default substantially similar in scope and terms to those described above for the Vylor Revolving Credit Facilities.

PHI Bilateral Facility
PHI entered into a loan facility up to an aggregate principal amount of $3.5 billion with Banco Bilbao Vizcaya Argentaria, S.A. New York Branch in August 2026 (the “PHI Bilateral Facility”), which was used for the repayment of a portion of the outstanding borrowings under EIDP’s commercial paper program. The PHI Bilateral Facility had commitments from September 1, 2026 through September 5, 2026, after which commitments were automatically terminated. The PHI Bilateral Facility was

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expected to serve as a bridge to the Vylor Five-Year Revolving Credit Facility and Vylor 364-Day Revolving Credit Facility, each of which were drawn upon consummation of the Vylor Separation to repay borrowings outstanding on the PHI Bilateral Facility. Following this repayment, on October 1, 2026, the PHI Bilateral Facility ceased to be effective.

PHI is the sole borrower under the PHI Bilateral Facility. Amounts borrowed under the PHI Bilateral Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. The PHI Bilateral Credit Agreement contains covenants and events of default substantially similar in scope and terms to those described above for the Vylor Revolving Credit Facilities.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. See below for additional information relating to the indemnification obligations under the Chemours Separation Agreement and the Corteva Separation Agreement.

Obligations for Supplier Finance Programs
The company enters into supplier finance programs with various finance providers in which the company agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The company or the finance provider may terminate the agreement upon providing, in most cases, at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At September 30, 2026, December 31, 2025 and September 30, 2025, the outstanding obligations under supplier finance programs were $140 million, $121 million and $160 million, respectively, and included within accounts payable in the interim Consolidated Balance Sheets.

The rollforward of the company’s outstanding obligations confirmed as valid under its supplier finance programs for the nine months ended September 30, 2026 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2025	$121
Invoices confirmed during the period	470
Confirmed invoices paid during the period	(451)
Confirmed obligations outstanding at September 30, 2026	$140

Obligations for Customers and Other Third Parties
The company has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2026, December 31, 2025 and September 30, 2025, the company had directly guaranteed $120 million, $71 million and $71 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees in the event of default by the guaranteed party. The maximum future payments include $4 million, $5 million and $4 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, of guarantees related to the various factoring agreements into which the company enters with third-party financial institutions to sell its trade receivables. See Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for additional information.

The maximum future payments also include agreements with lenders to establish programs that provide financing for select customers. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. The total amounts owed from customers to the lenders relating to these agreements was $603 million, $234 million and $603 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

The company assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

Indemnifications under Separation Agreements
The company has entered into various agreements where the company is indemnified for certain liabilities. The term of this indemnification is generally indefinite, with exceptions, and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable.

Chemours Separation Agreement (Performance Chemicals)
Pursuant to the Chemours Separation Agreement resulting from the 2015 spin-off of the Performance Chemicals segment from Historical DuPont, The Chemours Company (“Chemours”) indemnifies the company against certain litigation, environmental, workers’ compensation and other liabilities that arose prior to the distribution. In 2017, the Chemours Separation Agreement was amended to provide for a limited sharing of potential future liabilities related to alleged historical releases of perfluorooctanoic acids and its ammonium salts (“PFOA”) for a five-year period that began on July 6, 2017. Additionally, in January 2021, a binding memorandum of understanding as described below replaced the potential future liability sharing arrangements established in the 2017 amendment to the Chemours Separation Agreement. At September 30, 2026, December 31, 2025 and September 30, 2025, the indemnification assets from Chemours were $75 million, $138 million, and $138 million, respectively, within accounts and notes receivable - net and $444 million, $470 million and $466 million, respectively, within other assets in the interim Consolidated Balance Sheets. These indemnification assets are regularly assessed for collectability and the company has concluded that these assets are recoverable. The liabilities subject to Chemours indemnification are considered stray liabilities under the Corteva Separation Agreement. Therefore, if Chemours fails to indemnify the company, these stray liabilities are subject to proportionate cost sharing between Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, as further described in this footnote below.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against DuPont, EIDP, and Corteva, seeking, among other things, to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement (the “Delaware Litigation”). On March 30, 2020, the Court of Chancery granted a motion to dismiss. On December 15, 2020, the Delaware Supreme Court affirmed the judgment of the Court of Chancery. Meanwhile, a confidential arbitration process regarding the same and other claims proceeded (the “Arbitration”).

On January 22, 2021, Chemours, DuPont, Corteva and EIDP entered into a binding memorandum of understanding resolving legal disputes originating from the Delaware Litigation and Arbitration, and establishing a cost sharing arrangement and escrow account supporting and managing potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities arising out of pre-July 1, 2015 conduct (the “MOU”). The MOU replaced a prior 2017 amendment to the Chemours Separation Agreement. According to the terms of the MOU, Corteva and DuPont together, on one hand, and Chemours, on the other hand, agreed to a 50-50 split of certain qualified expenses related to PFAS liabilities incurred over a term not to exceed twenty years or $4 billion of qualified spend and escrow account contributions (see below for discussion of the escrow account) in the aggregate. DuPont’s and Corteva’s 50 percent share under the MOU will be limited to $2 billion, including qualified expenses and escrow account contributions. These expenses and escrow account contributions will be subject to the existing Letter Agreement, under which DuPont and Corteva will each bear 50 percent of the first $300 million (up to $150 million each), and thereafter DuPont bears 71 percent and Corteva bears the remaining 29 percent.

In order to support and manage any potential future PFAS liabilities, the parties also agreed to establish an escrow account (“MOU Escrow Account”). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Over this period, Chemours will deposit a total of $500 million in the account and DuPont and Corteva will deposit an additional $500 million pursuant to the terms of the Letter Agreement. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million, pursuant to the terms of the Letter Agreement. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029, pursuant to the escrow account replenishment terms as set forth in the MOU. The MOU provides that no withdrawals from the MOU Escrow Account can be made before year six, except to fund mutually agreed upon third-party settlements in excess of $125 million. Starting with year six, withdrawals can only be made to fund qualified spend if the parties’ aggregate qualified spend in that particular year is greater than $200 million.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2024, Corteva, EIDP, DuPont, and Chemours received a final judgment resolving all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population (the “Nationwide Water District Settlement”). In connection with the Nationwide Water District Settlement, the MOU was supplemented to waive funding due to the MOU Escrow Account by Chemours, DuPont and Corteva for 2023 provided that each party fully funds its portion of the Nationwide Water District Settlement and said settlement is consummated. The funding obligation to the MOU Escrow Account with respect to 2024 and due September 30, 2024 was to be waived if (i) between October 1, 2023 and September 30, 2024, the parties had entered into settlement agreements resolving liabilities under the MOU that in the aggregate exceed $100 million; (ii) each company had fully funded its respective share, in accordance with the MOU, of such settlements; and (iii) such settlements were consummated. No such waiver was triggered for the 2024 escrow funding obligation due September 30, 2024 and, therefore, the company made its required contribution.

After the term of this arrangement, Chemours’ indemnification obligations under the original 2015 Chemours Separation Agreement, would continue unchanged, subject in each case to certain exceptions set out in the MOU. Under the MOU, Chemours waived specified claims regarding the construct of its 2015 spin-off transaction, and the parties dismissed the pending arbitration regarding those claims. Additionally, the parties have agreed to resolve the Ohio MDL PFOA personal injury litigation (as discussed below). The parties are expected to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

In September 2026, in conjunction with the North Carolina settlement discussed below under “Other PFOA Matters”, Chemours, DuPont and Corteva reached the following understandings relating to the MOU. For purposes of calculating the amount of qualified spend applied against the MOU’s $4 billion aggregate qualified spend cap, the parties have agreed to use a net present value methodology for potential future settlements with multi-year payments whereby settlement payments are spread equally over a twenty-five-year period from the date the settlement becomes final (rather than the actual timing of the payments) and using an 8 percent discount rate. In addition, since the aggregate payments to be made in connection with the New Jersey and North Carolina settlements will qualify for withdrawal from the MOU Escrow Account and exceed the parties’ future escrow contribution obligations, all future contributions required by the parties to the MOU Escrow Account will be considered satisfied by the parties’ New Jersey and North Carolina settlement payments.

The Chemours Separation Agreement obligates Chemours to defend and indemnify EIDP in legacy asbestos cases. As of September 30, 2026, there were approximately 900 pending lawsuits, with most being allegations of personal injury from Historical DuPont contractors. At September 30, 2026, an accrual and related indemnification asset have been established for this matter, substantially all of which are recorded in other noncurrent obligations and other assets, respectively.

Corteva Separation Agreement
On April 1, 2019, in connection with the Dow Distribution, Corteva, DuPont and Dow entered into the Corteva Separation Agreement, the Tax Matters Agreement (“TMA”), the Employee Matters Agreement, and certain other agreements (collectively, the “Corteva Separation Agreements”). The Corteva Separation Agreements allocate among Corteva, DuPont and Dow assets, employees, certain liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) and provides for indemnification obligation among the parties. Under the Corteva Separation Agreement, DuPont indemnifies Corteva against certain litigation, environmental, tax, workers’ compensation and other liabilities that arose prior to the Corteva Distribution, Dow indemnifies Corteva against certain litigation, environmental, tax, workers’ compensation and other liabilities that relate to the Historical Dow business, and Corteva indemnifies DuPont and Dow for certain liabilities.

Indemnification matters under the Corteva Separation Agreements contain dispute resolution clauses. Corteva and DuPont were pursuing a resolution of a matter under the terms of the TMA that had the potential to significantly impact the current carrying value of our indemnification liability. On September 15, 2025, the dispute resolution firm issued a decision resulting in no material impact to the current carrying value of our indemnification liability.

Under the Corteva Separation Agreements, certain legacy EIDP liabilities from discontinued and/or divested operations and businesses of EIDP (including Performance Chemicals) (a “stray liability”) were allocated to Corteva or DuPont. Costs and liabilities have been shared based on the terms of the Corteva Separation Agreement. All future stray liabilities are allocated to Corteva and DuPont proportionally on the basis of 29 percent and 71 percent, respectively, subject to a $1 million de minimis requirement.

On November 1, 2025, DuPont spun off its electronics business, Qnity Electronics, Inc. (“Qnity”). DuPont, Corteva and Qnity entered into a letter agreement, effective November 1, 2025, affirming that DuPont is not novated from its obligations with respect to Corteva for legacy liabilities allocated to Qnity in its spin-off (“Qnity Letter Agreement”). Additionally, under the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Qnity Letter Agreement, Corteva has certain third-party beneficiary rights to enforce indemnity and payment obligations of DuPont’s with respect to legacy liabilities allocated to Qnity subject to: (i) DuPont’s consent; or (ii) Corteva’s receipt of a judgment that includes payment obligations for legacy liabilities attributable to Qnity, and either DuPont does not use commercially reasonable efforts to enforce the payment obligation against Qnity, or DuPont files for bankruptcy.

At September 30, 2026, December 31, 2025 and September 30, 2025, the aggregate indemnification assets from DuPont and Dow were $58 million, $104 million and $112 million, respectively, within accounts and notes receivable - net and $284 million, $263 million and $263 million, respectively, within other assets in the interim Consolidated Balance Sheets. At September 30, 2026, December 31, 2025 and September 30, 2025, the aggregate indemnification liabilities to DuPont and Dow were $22 million, $26 million and $17 million, respectively, within accrued and other current liabilities and $104 million, $154 million and $145 million, respectively, within other noncurrent obligations in the interim Consolidated Balance Sheets.

Discontinued Operations Activity
The company recorded benefits (charges) of $(41) million and $(95) million for the three and nine months ended September 30, 2026, respectively and $(10) million and $(87) million for the three and nine months ended September 30, 2025, respectively, to income (loss) from discontinued operations after income taxes, in the interim Consolidated Statements of Operations.

The after-tax charge for the three and nine months ended September 30, 2026 was driven by the company’s purchase of Chemours’ future interest, if any, in certain insurance proceeds, as discussed in the section entitled “Other PFOA Matters” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. In addition, the three and nine months ended September 30, 2026 included charges recognized relating to the MOU with Chemours and DuPont, comprised of litigation charges as well as PFAS environmental remediation activities, along with other environmental matters.

The result for the three and nine months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours’ Fayetteville Works facility, along with other environmental matters.

Litigation
The company is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses or legacy EIDP businesses unrelated to Corteva’s current businesses but allocated to Corteva as part of the Corteva Separation from DuPont. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the company could incur liabilities in excess of amounts accrued, for which the ultimate liability could be material to the results of operations and the cash flows in the period recognized. However, the company is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the company believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the company.

At September 30, 2026, December 31, 2025 and September 30, 2025, current accrued litigation was $265 million, $874 million and $310 million respectively, within accrued and other current liabilities. A current indemnification asset of $76 million was recorded within accounts and notes receivable - net at September 30, 2026 in relation to the current accrued litigation. See the “Chemours Separation Agreement (Performance Chemicals)” and the “Corteva Separation Agreement” sections for further details on the indemnifications.

Bayer Dispute
As of January 2026, Corteva and Bayer agreed to settle their dispute with respect to their agrobacterium cross-license agreement. In addition, the parties resolved several other disputes regarding post-patent royalties and other matters, including post-patent regulatory support, resulting in the termination or amendment of the related licenses, as applicable. As part of the resolution of these matters, the cross-license agreement has been terminated and Corteva agreed to drop its patent claims related to AAD-1 herbicide resistance technology used in Enlist® corn against Bayer, as well as a payment of $610 million. As of the third quarter of 2026, the company made all required payments under the resolution agreement. Also as a result of the resolution of this litigation and the related license terminations and amendments, potential royalty obligations for Corteva’s Enlist E3® soybeans, as well as future royalty payments due to Bayer under other licensing agreements in dispute were

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
terminated. The settlement agreements support Corteva’s product out-licensing growth in competitive corn, cotton and canola markets, including for the out-licensing of above and below ground triple-stack corn technology. In conjunction with resolution of these matters, the companies also agreed to new cotton licensing arrangements at terms reflective of market rates. There is no remaining litigation between the parties.

Federal Trade Commission Investigation
On May 26, 2020, Corteva received a subpoena from the Federal Trade Commission (“FTC”) directing it to submit documents pertaining to its Crop Protection products generally, as well as business plans, rebate programs, offers, pricing and marketing materials specifically related to its acetochlor, oxamyl, rimsulfuron and other related products in order to determine whether Corteva engaged in unfair methods of competition through anticompetitive conduct. Corteva has fully cooperated with all requests related to this subpoena. On September 29, 2022, the FTC, along with ten state attorneys general in California, Colorado, Illinois, Indiana, Iowa, Minnesota, Nebraska, Oregon, Wisconsin, and Texas, filed a lawsuit against Corteva and another competitor alleging the parties engaged in unfair methods of competition, unlawful conditioning of payments, unreasonably restrained trade, and have an unlawful monopoly (the “FTC lawsuit”). In December 2022, attorneys general in Tennessee and Washington joined the FTC lawsuit and the Arkansas state attorney general filed a separate lawsuit against Corteva and another competitor based on the allegations set forth in the FTC lawsuit. In July 2025, the Arkansas state attorney general amended the complaint to include methoxyfenozide, cyhalofop, picloram, triclopyr, and aminopyralid products. Several proposed private class action lawsuits were also filed in federal court alleging anticompetitive conduct based on the allegations set forth in the FTC lawsuit.

Virtually all of these private lawsuits were centralized into a multi-district litigation in the U.S. District Court for the Middle District of North Carolina. In January 2025, federal court for the multi-district litigation granted in part, and denied in part, Corteva’s motion to dismiss. Specifically, the court order dismissed the plaintiff’s federal damages claims and 13 of the 27 state consumer protection act claims. The plaintiffs amended their complaint to include methoxyfenozide products. Corteva reached agreements to settle the lawsuits brought by the FTC, the State of Arkansas and the multi-district litigation plaintiffs. These settlements were entered into by Corteva without admitting any wrongdoing and are subject to court approval. In September 2026, Corteva and the FTC filed a joint motion to settle the FTC lawsuit, and at a hearing on November 11, 2026, the federal court indicated its intent to approve the settlement. The settlement includes a requirement not to engage in certain loyalty and rebate programs, as well as certain compliance reporting obligations. The multi-district litigation federal court entered a preliminary order approving the settlement of this case and the approval is expected in the first half of 2027. The hearing to approve the State of Arkansas settlement is scheduled for December 2026. As of September 30, 2026, an accrual has been established for the estimated resolution of claims.

Chlorpyrifos Lawsuits
As of September 30, 2026, there were asserted claims for personal injury against the former Dow Agrosciences LLC, alleging injuries related to chlorpyrifos exposure, the active ingredient in Lorsban®, an insecticide used by commercial farms for field fruit, nut and vegetable crops. Corteva ended its production of Lorsban® in 2020. Chlorpyrifos products are restricted-use pesticides, which are not available for purchase or use by the general public, and may only be sold to, and used by, certified applicators or someone under the certified applicator’s direct supervision. These lawsuits do not relate to Dursban®, a residential type chlorpyrifos product that was authorized for indoor purposes, which was discontinued over two decades ago prior to the Merger and Corteva’s formation and the subsequent Corteva separation from DowDuPont. Claimants allege personal injury, including autism, parkinsonism, developmental delays and/or decreased neurologic function, resulting from farm worker exposure and bystander drift and in utero exposure to chlorpyrifos. Certain claimants have also put forth remediation claims due to alleged property contamination from chlorpyrifos. As of September 30, 2026, an accrual has been established for the estimated resolution of certain claims.

Separately, additional personal injury lawsuits were filed and threatened against Dow, Corteva and other defendants related to chlorpyrifos exposure. Corteva is pursuing Dow for indemnification under the Corteva Separation Agreement, as applicable.

Litigation related to legacy EIDP businesses unrelated to Corteva’s current businesses

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms, and PFAS, including PFOA, PFOS (perfluorooctanesulfonic acid), GenX and other perfluorinated chemicals and compounds (“PFCs”).

EIDP is a party to various legal proceedings relating to the use of PFOA by its former Performance Chemicals segment for which potential liabilities would be subject to the cost sharing arrangement under the MOU as long as it remains effective.

Leach Settlement and Ohio MDL Settlement

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
EIDP has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. EIDP, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires EIDP to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of September 30, 2026, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

Other PFOA Matters
EIDP is a party to other PFOA lawsuits involving claims for property damage, medical monitoring and personal injury. Defense costs and any future liabilities that may arise out of these lawsuits are subject to the MOU and the cost sharing arrangement disclosed above. Under the MOU, fraudulent conveyance claims associated with these matters are not qualified expenses, unless Corteva, Inc. and EIDP would prevail on the merits of these claims.

EIDP did not make film-forming foams, PFOS, or PFOS products. While EIDP made surfactants and intermediaries that some manufacturers used in making foams, which may have contained PFOA as an unintended byproduct or an impurity, EIDP’s products were not formulated with PFOA, nor was PFOA an ingredient of these products. EIDP has never made or sold PFOA as a commercial product.

Aqueous Film-Forming Foams. Approximately 12,000 cases filed against 3M and other defendants, including EIDP and Chemours, and some including Corteva and DuPont, alleging personal injury (primarily kidney, testicular, liver and thyroid cancer) from the use of aqueous film-forming foams (“AFFF”) or contamination, in most cases due to migration from military installations or airports, consolidated in a multi-district litigation proceeding in federal district court in South Carolina (“SC MDL”). Most of these recent cases also assert claims that the EIDP and Chemours separation constituted a fraudulent conveyance.

Many of the personal injury cases both inside and outside the SC MDL include and continue to include, as new cases are threatened, multiple plaintiffs. Therefore, the number of plaintiffs asserting such claims is substantially higher than the number of cases set forth above. The first bellwether personal injury trial is expected to be scheduled for 2027. On November 3, 2026, 3M reached a settlement with respect to AFFF personal injury claims in the SC MDL. Discussions between plaintiffs and the defendant parties on a resolution to these cases remain ongoing.

Nationwide Water District Settlement. In April 2024, a compromise and settlement with Corteva, EIDP, Inc, DuPont, and Chemours (collectively, the “settling companies”) was finalized to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, including, but not limited to the AFFF claims in the SC MDL, under the Nationwide Water District Settlement, for $1.185 billion in the aggregate. PFAS, as defined in the settlement, includes PFOA and HFPO-DA, among a broad range of fluorinated organic substances.

The class represented by the Nationwide Water District Settlement is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law (the “Class”). Approximately 88 percent of the U.S. is served by systems required to test under UCMR 5. The Class does not include water systems owned and operated by a State or the United States government; small systems that have not detected the presence of PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina.

The total number of requests for exclusion (“opt-outs”) was approximately 900 water districts while most public water districts (approximately 93 percent of the Class) remain in the class settlement. The company has been served complaints from opt-outs, as well as water district and municipal authority claims not covered by the Nationwide Water District Settlement.

New Jersey. In late March 2019, the New Jersey State Attorney General filed four lawsuits against EIDP, Chemours, and others alleging that operations at and discharges from former EIDP sites in New Jersey (Chambers Works, Parlin, Pompton Lakes and Repauno) damaged the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from PFAS. DuPont and Corteva were subsequently added as defendants to these lawsuits. These lawsuits include claims for remediation, fraudulent conveyance, as well as claims under the New Jersey Water Pollution Control Act and the New Jersey Industrial Site Recovery Act (“ISRA”).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On August 3, 2025, the company, together with Chemours and DuPont agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Statewide Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to the legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to a public notice and comment period and subject to court approval following that period, the NJ Statewide Settlement will also resolve legacy claims related to four Historical DuPont operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under ISRA, alleged statewide PFAS contamination, including from the use of AFFF, claims of fraudulent conveyance, and claims for known natural resource damages from these Historical DuPont sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Statewide Settlement, after the expiration of the public notice and comment period, was subject to court approval. After receiving objections to the NJ Statewide Settlement, the court held a hearing in June 2026 and issued its final approval in August 2026. The NJ Statewide Settlement includes aggregate cash payments to the State of New Jersey of $875 million, payable over a period of 25 years (net present value of approximately $500 million, using an 8 percent discount rate), responsibility for which will be allocated among the settling companies in accordance with the terms of the MOU. Of the $875 million, approximately $16 million is allocated to statewide natural resource damages unrelated to the four Historical DuPont sites, 25 percent of which relates to alleged statewide AFFF contamination. Accordingly, in the second quarter of 2025, the company recorded a pre-tax loss of $72 million ($58 million after-tax) within discontinued operations, reflecting the net present value of the company’s share of the aggregate cash payment in accordance with the MOU. The settling companies have agreed to count the NJ Statewide Settlement against the MOU limit at net present value as of the date of the NJ Statewide Settlement. Entry into the NJ Statewide Settlement suspended the companies’ 2025 MOU escrow funding obligations and funding of the initial payment under the NJ Statewide Settlement, which took place in September 2026, was deemed to satisfy these obligations for 2025.

In addition to the cash payment, the NJ Statewide Settlement obligates certain settling companies to continue to undertake remediation at the four Historical DuPont sites, which will be determined in accordance with applicable law and the respective cost sharing arrangements between the settling companies, to the extent applicable. DuPont and Chemours will be responsible for the remediation at the sites under their current respective ownership. As part of the NJ Statewide Settlement, the companies agreed to a binding third party review process of the remedial funding source (“RFS”) for each of the four Historical DuPont sites (in the form of a surety bond or similar financial instrument) to ensure available funds for future remediation of these sites. This review process could identify additional required remediation, and an increase to the RFS for each of these sites.

The company and DuPont have established a reserve fund (in the form of a surety bond or similar financial instrument) in the amount of $475 million (the “Reserve Fund”) with DuPont funding 71 percent and the company bearing the remaining 29 percent. The Reserve Fund is further financial security, separate from, and secondary to, the RFS, and the Reserve Fund will be accessible only in the event the RFS for a site has been exhausted and the party responsible for a site is not otherwise performing the required remediation. If a responsible party under the NJ Statewide Settlement defaults on their remediation or payment obligations (subject first to the cost sharing arrangements under the Corteva Separation Agreements, which provides that these obligations are “stray liabilities”), EIDP will become responsible for such obligations.

Under the NJ Statewide Settlement, no settling party admits any liability or wrongdoing or agrees to waive any defenses as to any such liability or wrongdoing.

Pursuant to a separate agreement among the company, DuPont, and Chemours, DuPont and the company purchased Chemours’ future interest, if any, in certain insurance proceeds. DuPont and the company made the purchase by contributing a total of $150 million, with $106 million from DuPont and $44 million from the company, into an escrow fund, with funds to be released to pay Chemours’ share of the NJ Statewide Settlement. DuPont and the company will pay Chemours, as additional contingent consideration, amounts received from the acquired insurance proceeds in excess of $150 million plus an accrued fee. The accrued fee will equal the lesser of (a) $35 million, and (b) $3 million plus interest (at prime minus 2 percent) on an initial balance of $150 million, as reduced by any amounts received by DuPont and Corteva from the acquired insurance proceeds, until DuPont and the company have so received $150 million, plus the accrued fee. The purchase price to be paid to Chemours, and the insurance proceeds recovered, by DuPont and the company from the insurance proceeds acquired from Chemours, are subject to the sharing percentages under the Letter Agreement. In October 2026, the company recovered insurance proceeds subject to this agreement, with Corteva’s portion amounting to $39 million. The companies have arbitrations with additional insurance carriers scheduled in 2027 and 2028.

Ohio. EIDP is a defendant in two lawsuits, including an action by the State of Ohio based on alleged damage to natural resources. The natural resources damage claim was preliminarily resolved in December 2023. As of the third quarter of 2026, the company made all required payments under the settlement agreement. The second, a putative nationwide class action (the

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
“Hardwick Class Action”) brought on behalf of anyone who has detectable levels of PFAS in their blood serum seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.” In December 2023, the Sixth Circuit Court of Appeals dismissed the Hardwick Class Action due to lack of standing by Mr. Hardwick. With further opportunities for appeals expired, the plaintiffs filed a new case, narrowing their original claims, in June 2024. EIDP’s motion to dismiss the new case on the grounds it remains similar to the original claim was denied, but immediately certified an appeal to the Sixth Circuit and stayed all merits and class proceedings pending the Sixth Circuit’s review of the district court’s decision. The appellate review is expected to be as early as the fourth quarter of 2026.

New York. EIDP is a defendant in a putative class action (the “Baker Class Action”), brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring, property damage and personal injury based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls. The lawsuits allege that EIDP and others supplied materials used at these facilities resulting in PFOA air and water contamination. A court approved settlement was reached between the plaintiffs and the other co-defendants regarding the Baker Class Action case. In September 2022, the class certification of the Baker Class Action was granted, with the court certifying three separate classes consisting of a private well property damage class, a medical monitoring class and a nuisance class. A settlement in principle of the Baker Class Action was reached in June 2025. As of September 30, 2026, an accrual for Corteva’s share of the expected settlement under the MOU has been established.

EIDP is a defendant in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and PFOS contamination of the town’s well water. This district submitted a timely opt-out request from the Nationwide Water District Settlement. EIDP and Chemours are also defendants in two lawsuits by a private water utility provider in New Jersey and New York alleging damages from PFAS releases into the environment, that impacted water sources that the utilities use to provide water, as well as product liability, negligence, nuisance, and trespass claims. The court dismissed the New York plaintiff’s trespass claims and limited plaintiffs’ nuisance claims to abatement damages. In July 2026, the attorney general of the State of New York filed a lawsuit including public nuisance and other consumer protection claims against 3M, DuPont, Chemours, Corteva and EIDP for PFAS contamination.

Other Natural Resource Damage Cases. In addition to the natural resource damage cases in New Jersey and New York, natural resource damage lawsuits against EIDP, Chemours, and others, claiming, among other things, PFC (including PFOA) contamination of groundwater and drinking water, have been filed by attorneys general in 31 states, the District of Columbia and three U.S. territories. Certain cases also name DuPont and Corteva as defendants and include claims of fraudulent conveyance. The complaints seek reimbursement for past and future costs to monitor and remediate the alleged contamination and compensation for the loss of value and use of the state’s natural resources, as well as punitive damages. Due to overlapping AFFF allegations, virtually all of these cases have been transferred, or are pending transfer to the SC MDL. Additionally, in September 2026 a motion for a temporary restraining order and preliminary injunction seeking to delay the spin-off was filed by California, with the support of 18 other states, the District of Columbia, Puerto Rico, and 9 political subdivisions in the SC MDL. The SC MDL denied the motion ahead of the spin-off. California is currently appealing that denial before the U.S. Court of Appeals for the Fourth Circuit. On October 1, 2026, the attorneys general of the State of Indiana, 14 other states and one U.S. territory filed a motion in Indiana state commercial court asserting fraudulent conveyance allegations and requesting a temporary restraining order enjoining the Company and Vylor from disposing or transferring further assets, including through share repurchases or dividends, which EIDP removed to the U.S. District Court for the Southern District of Indiana. While the temporary restraining order was initially granted by the District Court, it has been stayed pending an appeal on the merits with the U.S. Court of Appeals for the Seventh Circuit, and all proceedings in the District Court have been stayed pending decision on EIDP’s motion to transfer before the judicial panel for the SC MDL. Decisions on these matters before the Seventh Circuit and SC MDL are expected in the first quarter of 2027.

On July 13, 2021, Chemours, DuPont, EIDP and Corteva entered into a settlement agreement with the State of Delaware reflecting the companies’ and the State’s agreement to settle and fully resolve claims alleged against the companies regarding their historical Delaware operations, manufacturing, use and disposal of all chemical compounds, including PFAS. Under the settlement, if the companies, individually or jointly, within 8 years of the settlement, enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50 million, the companies shall make a supplemental payment directly to the Natural Resources and Sustainability Trust (the “NRS Trust”) in an amount equal to such other states’ recovery in excess of $50 million (“Supplemental Payment”). Supplemental Payment(s), if any, will not exceed $25 million in the aggregate. All amounts paid by the companies under the settlement are subject to the MOU and the Corteva Separation Agreement. Due to the settlement of natural resource damages claims with the State of Ohio, the one-time Supplemental Payment will be triggered when the further opportunity for appeals expires under the Ohio judicial consent order process. The Company has since made all required payments under the MOU. Under the settlement, if the state sues other parties and those parties seek contribution from the companies, the companies will have protection from contribution up to the amounts previously paid under the settlement agreement. The companies will also

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
receive a credit up to the amount of the payment if the state seeks natural resource damage claims against the companies outside the scope of the settlement’s release of claims.

Canada. The Province of British Columbia, filed a class action against various defendants, including 3M, DuPont Canada, EIDP, and Chemours alleging harms caused by PFAS/AFFF. The class consists of all municipalities, regional districts, and other governance authorities and other persons in Canada that were responsible for a “Drinking Water System” from 1970 to the present. The plaintiff seeks to recover costs for the treatment and restoration of natural resources, as well as property, economic, and punitive damages. A putative class action was also filed in July 2024 on behalf of citizens of Quebec, Canada seeking class certification to recover for alleged PFAS and AFFF contamination of private wells and public water treatment facilities. In January 2024, a class action was also filed in Canada against 3M and other defendants, including EIDP and Chemours, alleging PFOS and PFOA environmental contamination and personal injury from use of AFFF. Additionally, several lawsuits on behalf of consumers of PFAS-infused products in the Province of British Columbia for personal injury and PFAS contamination in Manitoba, Canada have been filed.

Netherlands. In April 2021, four municipalities in the Netherlands filed complaints alleging contamination of land and groundwater resulting from the emission of PFOA and GenX by Corteva, DuPont and Chemours. The municipalities seek to recover costs incurred due to the alleged emissions, including damages for investigation costs, construction project delays, depreciation of land, soil remediation, liabilities to contractors, and attorneys’ fees. In September 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for PFOA emissions during a certain time period, and the removal costs of deposited emissions on the municipalities’ land infringes their property rights by an objective standard. In June 2024, Chemours and these Dutch municipalities signed a letter of intent that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address a recreational lake, and further settlement discussions, including a potential fund to cover certain other expenditures aimed at environmental-related activities. While the letter of intent contemplates the possibility of settlement, discussions between the parties related to the resolution to these matters remain ongoing. Although the company believes a loss is probable, it is not estimable at this time due to various reasons including, among others, the status of discussions between the parties. As of September 30, 2026, an accrual has been established for the estimated environmental remediation set forth in the letter of intent. Additionally, the Office of Public Prosecutor in the Netherlands opened a criminal investigation against certain Dutch subsidiaries of Chemours and Historical DuPont, as well as each subsidiary’s directors, alleging unlawful PFOA and GenX emissions from Chemours’ Dordrecht Works facility. In November 2026, a private foundation formed in the Netherlands commenced a claim against Chemours, DuPont, and Corteva on behalf of current and former residents residing near the Dordrecht plant, including claims for remediation costs, loss of property value, and loss of living enjoyment.

Carpet Mill Cases. The city of Centre, Alabama water district alleged defendants, including EIDP, Chemours, other chemical suppliers and large carpet mills, discharged PFAS in their industrial wastewater, and that this wastewater after treatment, resulted in PFAS contamination of drinking water supplies. The Centre, Alabama water district carpet mill case settled in February 2026 and all required settlement payments were completed in the second quarter of 2026. In July 2024, the town of Lyerly, Georgia filed a case making similar allegations as those brought in the Centre, Alabama case. Numerous carpet, textile, and paper manufacturers, their alleged suppliers and former suppliers, including EIDP and Chemours, and certain municipal or utility defendants are also subject to several lawsuits in Georgia, Alabama and South Carolina, alleging negligence, nuisance and trespass, and other claims related to the release of PFOA, and requesting injunctive relief related to PFOA contamination.

Turn-out Gear Cases. The company is subject to several personal injury lawsuits alleging personal injuries related to PFAS exposure from firefighter turn-out gear. A separate federal multi-district litigation has been established in the District of Minnesota (“MN MDL”).

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, EIDP introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The Historical DuPont facility is now owned and operated by Chemours, which continues to manufacture and use GenX. Generally, site-related expenses related to GenX claims are subject to the cost sharing arrangements as defined in the MOU.

As of September 30, 2026, several actions, including personal injury, are pending in the North Carolina federal court against Chemours and EIDP relating to PFC discharges from the Fayetteville Works facility. One of these is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority (“CFPUA”) and

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Brunswick County, that seek actual and punitive damages as well as injunctive relief. EIDP and Chemours filed a motion for summary judgment on this consolidated action in March 2025.

In March 2023, CFPUA filed a Delaware Chancery Court action claiming the spin-off of Chemours and the Dow and Historical DuPont merger were unlawful and should be voided, so CFPUA is not precluded from recovering amounts it is entitled in its pending litigation. EIDP filed a motion to dismiss the Delaware Chancery Court action based upon failure to state a claim under Delaware law in June 2023, along with a counterclaim in October 2023. CFPUA’s motion to stay the case was granted in January 2024.

In a state court action, approximately 2,900 private property owners near the Fayetteville Works facility seek compensatory and punitive damages for their claims of private nuisance, trespass, negligence, water monitoring and property damage allegedly caused by release of certain PFCs. In July 2026, the company reached an agreement in principle to settle the property owners’ claims, and therefore, an accrual for this matter was established as of September 30, 2026. In addition, several personal injury cases have been filed in the North Carolina federal court alleging thyroid disease, and prostate, breast and kidney cancers as a result of PFAS exposure.

Generally, site-related expenses related to GenX claims are subject to the cost sharing arrangements as defined in the MOU.

Chemours, DuPont, Corteva, and EIDP were subject to natural resources damage claims in North Carolina alleging that direct discharges from the Fayetteville Works facility are a source of PFOA contamination. Cumberland County, North Carolina and certain other counties in North Carolina, which are not part of the consolidated CFPUA action or the Nationwide Water District Settlement, also filed actions for alleged PFOA contamination to its groundwater sources used in drinking water and seeking recovery for costs associated with water filtration, monitoring, and compliance costs. In September 2026, Chemours, DuPont, Corteva, and EIDP reached a settlement with State of North Carolina, by and through the North Carolina Attorney General, and Bladen County, Brunswick County, Columbus County, Cumberland County, New Hanover County, Robeson County, Sampson County, Town of Wrightsville Beach, City of Lumberton, Village of Bald Head Island, and the Lower Cape Fear Water and Sewer Authority of statewide PFAS claims; Fayetteville Works site related claims, as well as for the Company and DuPont all claims related to historical discharges from the Fayetteville Works site and any obligations under the Chemours 2019 consent order with the North Carolina Department of Environmental Quality (“NC Consent Order”). Under the settlement the companies will collectively pay $455 million to the State of North Carolina and applicable state subdivisions over 15 years, with Corteva’s share being approximately $66 million. Additionally, as part of the settlement, Corteva and DuPont, on a 29 percent and 71 percent basis, respectively, are required to guarantee Chemours’ share of the settlement payments, as well as establish a reserve fund via a line of credit, letter of credit, and/or a surety bond capped at $135 million that the State of North Carolina may access in the event Chemours does not comply with its NC Consent Order. Arrangements for these financial assurances remain subject to finalization. As of September 30, 2026, an accrual has been established for these claims.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

Refer to the allocation of environmental liabilities, which is discussed under the header “Chemours Separation Agreement (Performance Chemicals)” and “Corteva Separation Agreement” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
The accrued environmental obligations and indemnification assets include the following:

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of September 30, 2026
(In millions)	Indemnification asset	Accrual balance [3]	Potential exposure above amount accrued [3]
Environmental Remediation Stray Liabilities
Chemours related obligations - subject to indemnity [1,2]	$274	$289	$199
Other discontinued or divested businesses obligations [1]	38	75	202

Environmental remediation liabilities primarily related to DuPont - subject to indemnity from DuPont [2]	51	56	53

Environmental remediation liabilities not subject to indemnity	—	105	117

Indemnification liabilities related to the MOU [4]	—	57	10
Total	$363	$582	$581
1.Represents liabilities that are subject to the $200 million threshold and sharing arrangements as discussed in the section entitled “Corteva Separation Agreement” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
2.The company has recorded an indemnification asset related to these accruals, including $22 million related to the Superfund sites.
3.Accrual balance represents management’s best estimate of the costs of remediation and restoration, although it is reasonably possible that the potential exposure, as indicated, could range above the amounts accrued, as there are inherent uncertainties in these estimates. Accrual balance includes $49 million for remediation of Superfund sites. Amounts do not include possible impacts from the remediation elements of the EPA’s October 2021 PFAS Strategic Roadmap (as applicable), except as disclosed in the section entitled “Fayetteville Works Facility, North Carolina” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, relating to Chemours’ remediation activities at the Fayetteville Works Facility pursuant to the Consent Order with the North Carolina Department of Environmental Quality (“NC DEQ”).
4.Represents liabilities that are subject to the $150 million threshold and sharing agreements as discussed in the section entitled “Chemours Separation Agreement (Performance Chemicals)” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva is one of six seed companies, who were customers of AltEn (collectively, the “Facility Response Group”), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In March 2025, the Facility Response Group reached an agreement to settle its lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The settlement agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of September 30, 2026, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

California Department of Toxic Substances Control, Pittsburg Plant
The California Department of Toxic Substances Control (“DTSC”) has filed a state court lawsuit over challenging whether the Pittsburg plant’s high purity water system (“HPWS”), as operated by Dow and now Corteva, required a permit pursuant to the RCRA. Discussions between the parties remain ongoing and further litigation, including discovery, is stayed.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 - STOCKHOLDERS’ EQUITY

Share Buyback Plan
On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired — and 6,285,000 shares in the open market for a total cost (excluding excise taxes) of $— million and $500 million during the three and nine months ended September 30, 2026, respectively, and 3,401,000 and 3,681,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $270 million during the three and nine months ended September 30, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2022 Share Buyback Plan”). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000, and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively. Included within the shares repurchased during the years ended December 31, 2025 and 2024 were $145 million and $125 million, respectively, of shares from the master trust fund of the principal U.S. pension plan, as part of the Pension Investment Committee’s periodic portfolio rebalancing process. Shares were repurchased by the company at the prevailing market rate authorized and agreed to by a third-party independent fiduciary for the plan.

Shares repurchased pursuant to Corteva’s share buyback plans are immediately retired upon repurchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. The company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its retained earnings for the excess of the repurchase price over the par value. When Corteva has an accumulated deficit balance, the excess over the par value is applied to additional paid-in capital (“APIC”). When Corteva has retained earnings, the excess is charged entirely to retained earnings.

Noncontrolling Interest
Corteva, Inc. owns 100 percent of the outstanding common shares of EIDP. However, EIDP has preferred stock outstanding to third parties which is accounted for as a non-controlling interest in Corteva’s interim Consolidated Balance Sheets. Each share of EIDP Preferred Stock - $4.50 Series and EIDP Preferred Stock - $3.50 Series issued and outstanding at the effective date of the Corteva Distribution remains issued and outstanding as to EIDP and was unaffected by the Corteva Distribution.

Below is a summary of the EIDP Preferred Stock at September 30, 2026, December 31, 2025 and September 30, 2025, which is classified as noncontrolling interests in Corteva’s interim Consolidated Balance Sheets.

(Shares in thousands)	Number of Shares
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment [1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2025
Balance at January 1, 2025	$(3,472)	$16	$(226)	$219	$(6)	$(3,469)
Other comprehensive income (loss) before reclassifications	873	(106)	2	—	5	774
Amounts reclassified from accumulated other comprehensive income (loss)	—	46	(2)	(10)	—	34
Net other comprehensive income (loss)	873	(60)	—	(10)	5	808
Balance at September 30, 2025	$(2,599)	$(44)	$(226)	$209	$(1)	$(2,661)
2026
Balance at January 1, 2026	$(2,605)	$(7)	$(378)	$193	$—	$(2,797)
Other comprehensive income (loss) before reclassifications	(173)	(21)	(3)	(2)	1	(198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26	(2)	(10)	—	14
Net other comprehensive income (loss)	(173)	5	(5)	(12)	1	(184)
Balance at September 30, 2026	$(2,778)	$(2)	$(383)	$181	$1	$(2,981)

1.The cumulative translation adjustment loss for the nine months ended September 30, 2026 was primarily driven by the strengthening of the USD against the Euro (“EUR”) and Indian Rupee, partially offset by the weakening of the USD against the Brazilian Real (“BRL”). The cumulative translation adjustment gain for the nine months ended September 30, 2025 was primarily driven by the weakening of the USD against the EUR, BRL and Mexican Peso.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivative instruments	$(4)	$2	$(7)	$5
Pension benefit plans - net	5	(1)	4	—
Other benefit plans - net	1	2	3	4
Unrealized gains (losses) on investments	—	—	—	—
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$2	$3	$—	$9

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivative instruments [1]:	$23	$2	$26	$70
Tax (benefit) expense [2]	(1)	(1)	—	(24)
After-tax	$22	$1	$26	$46
Amortization of pension benefit plans:
Prior service (benefit) cost [3,4]	$(1)	$(1)	$(3)	$(3)
Actuarial (gains) losses[3,4]	1	—	(1)	—
Total before tax	$—	$(1)	$(4)	$(3)
Tax (benefit) expense [2]	2	—	2	1
After-tax	$2	$(1)	$(2)	$(2)
Amortization of other benefit plans:
Prior service (benefit) cost [3,4]	$(1)	$(1)	$(1)	$(1)
Actuarial (gains) losses [3,4]	(4)	(4)	(12)	(13)
Total before tax	$(5)	$(5)	$(13)	$(14)
Tax (benefit) expense [2]	1	2	3	4
After-tax	$(4)	$(3)	$(10)	$(10)
Total reclassifications for the period, after-tax	$20	$(3)	$14	$34
1.Reflected in cost of goods sold in the interim Consolidated Statements of Operations.
2.Reflected in provision for (benefit from) income taxes from continuing operations in the interim Consolidated Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company’s pension and other benefit plans. See Note 14 - Pension Plans and Other Post Employment Benefits, to the interim Consolidated Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the interim Consolidated Statements of Operations.

NOTE 14 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS
The following sets forth the components of the company’s net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits (“OPEB”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Defined Benefit Pension Plans:
Service cost	$4	$2	$13	$9
Interest cost	138	158	414	471
Expected return on plan assets	(148)	(156)	(443)	(466)
Amortization of unrecognized (gain) loss	1	—	(1)	—
Amortization of prior service (benefit) cost	(1)	(1)	(3)	(3)
Net periodic benefit (credit) cost	$(6)	$3	$(20)	$11
Other Post Employment Benefits:
Interest cost	$9	$10	$26	$30
Amortization of unrecognized (gain) loss	(4)	(4)	(12)	(13)
Amortization of prior service (benefit) cost	(1)	(1)	(1)	(1)
Net periodic benefit (credit) cost	$4	$5	$13	$16
In April 2026, the company’s Board of Directors approved a discretionary contribution to the principal U.S. pension plan of approximately $1.5 billion to be made on or before July 31, 2026. An initial contribution of $1,061 million was made in June 2026, and a supplemental contribution of $399 million was made in July 2026 (collectively, the “Discretionary Pension Contribution”).

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At September 30, 2026, December 31, 2025 and September 30, 2025, the company held investments in held-to-maturity securities at amortized cost, which approximates fair value. At September 30, 2026, December 31, 2025 and September 30, 2025, the company also held available-for-sale securities, consisting of investments in foreign government bonds which are discussed further in the section entitled “Debt Securities.”

The following table summarizes investments in time deposits and money market funds classified as held-to-maturity securities at September 30, 2026, December 31, 2025 and September 30, 2025:

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2025
Time deposits and money market funds	Cash equivalents [1]	$1,910	$3,431	$1,726
Time deposits	Marketable securities [2]	$1	$1	$1
1.Maturity at time of purchase was three months or less.
2.Maturity at time of purchase was more than three months to less than one year.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and commodity price risks. The company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the company’s financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The company has not designated any non-derivatives as hedging instruments.

The company’s financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges, and multinational grain exporters. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The aggregate notional amounts for the company’s derivative instruments (both designated and not designated) was a net buy position of $883 million, $1,280 million and $1,724 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Foreign Currency Risk
The company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes and to mitigate the exposure of certain investments in foreign subsidiaries against changes in the EUR/USD exchange rate. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments, investments and cash flows.

The company uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain forecasted transactions as well as the translation of foreign currency-denominated earnings. The company also frequently uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries.

Commodity Price Risk

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn and soybeans. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agricultural commodity exposures.

While each risk management program has a different maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$16	$(1)	$9	$(49)
Additions and revaluations of derivatives designated as cash flow hedges	22	(19)	28	(29)
Clearance of hedge results to earnings	1	1	2	59
Ending balance	$39	$(19)	$39	$(19)

At September 30, 2026, an after-tax net gain of $33 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Foreign Currency Contracts
The company enters into forward contracts to hedge the foreign currency risk associated with forecasted transactions within certain foreign subsidiaries.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of foreign currency cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$(37)	$—	$5	$13
Additions and revaluations of derivatives designated as cash flow hedges	(4)	—	(49)	—
Clearance of hedge results to earnings	21	—	24	(13)
Ending balance	$(20)	$—	$(20)	$—

At September 30, 2026, an after-tax net loss of $20 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives Designated as Net Investment Hedges
Foreign Currency Contracts
In March 2025, the company designated €1.7 billion of forward contracts to exchange Euro as net investment hedges. Of these hedges, €1.2 billion expired and were settled in May 2025, while the remaining €500 million expired and were settled in December 2025. The purpose of these forward contracts is to mitigate foreign exchange exposure related to a portion of the company’s Euro net investments in certain foreign subsidiaries against changes in EUR/USD exchange rates. The company elected to apply the spot method in testing for effectiveness of the hedging relationship.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company uses foreign exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also frequently uses foreign currency exchange contracts to offset a portion of the company’s exposure to the translation of certain foreign currency-denominated earnings so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated earnings over the relevant aggregate period.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The company uses commodity contracts to offset a portion of the company’s exposure to commodity price fluctuations so that gains and losses on the contracts offset changes in the commodity price over the relevant aggregate period.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Consolidated Balance Sheets. The presentation of the company’s derivative assets and liabilities is as follows:

		September 30, 2026
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1	$—	$1
Commodity contracts	Other current assets	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	29	(29)	—
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		$34	$(29)	$5

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Commodity contracts	Accrued and other current liabilities	11	—	11
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	108	(29)	79
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		$122	$(29)	$93

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$5	$—	$5
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	23	(21)	2
Commodity contracts	Other current assets	3	—	3
Total asset derivatives		$32	$(21)	$11

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$1	$—	$1
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	40	(21)	19
Commodity contracts	Accrued and other current liabilities	6	—	6
Total liability derivatives		$50	$(21)	$29

		September 30, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Consolidated Balance Sheets
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$49	$(49)	$—
Commodity contracts	Other current assets	4	—	4
Total asset derivatives		$53	$(49)	$4

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$36	$—	$36
Commodity contracts	Accrued and other current liabilities	12	—	12
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	131	(49)	82
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		$182	$(49)	$133
1.    Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Net investment hedges:
Foreign currency contracts	$—	$3	$—	$(100)
Cash flow hedges:
Foreign currency contracts	(4)	—	(49)	—
Commodity contracts	25	(23)	35	(35)
Total derivatives designated as hedging instruments	$21	$(20)	$(14)	$(135)
1.OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts [2]	$(21)	$—	$(24)	$6
Commodity contracts [2]	(2)	(2)	(2)	(76)
Total derivatives designated as hedging instruments	$(23)	$(2)	$(26)	$(70)
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	$(46)	$(73)	$(277)	$76
Foreign currency contracts [2]	(7)	(33)	(47)	(102)
Commodity contracts [2,4]	(1)	—	7	9
Commodity contracts [3]	—	—	—	—
Total derivatives not designated as hedging instruments	$(54)	$(106)	$(317)	$(17)
Total derivatives	$(77)	$(108)	$(343)	$(87)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Consolidated Statements of Operations.
3.Recognized in other income (expense) - net in the interim Consolidated Statements of Operations. Note that net gain (loss) from foreign currency contracts was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company’s operations. See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Consolidated Statements of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

Debt Securities
The company held debt securities, which consisted of foreign government bonds classified as available-for-sale securities, at September 30, 2026, December 31, 2025 and September 30, 2025. The company’s investments in available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), within the interim Consolidated Statements of Equity, or current period earnings if an allowance for credit losses has been established, within the interim Consolidated Statements of Operations.

Available-for-Sale Securities		Fair Value
(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2025
Foreign government bonds	Marketable securities [1]	$—	$8	$76
Foreign government bonds	Other assets [2]	$24	$22	$21
1.Maturity at time of purchase was more than three months to less than one year.
2.Maturity at time of purchase was more than one year.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At September 30, 2026, available-for-sale debt securities with contractual maturities of less than one year and of one year through five years included gross unrealized gains (losses) of $1 million.

The estimated fair value of the available-for-sale securities as of September 30, 2026, December 31, 2025 and September 30, 2025 was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on the closing market price at the end of the period.

NOTE 16 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

	September 30, 2026	December 31, 2025	September 30, 2025
(In millions)	Level 2 [1]	Level 2 [1]	Level 2 [1]
Assets at fair value:
Marketable securities	$1	$1	$1
Debt securities:
Foreign government bonds [2]	24	30	97
Derivatives relating to: [3]
Foreign currency	30	28	49
Commodity contracts	4	4	4
Total assets at fair value	$59	$63	$151
Liabilities at fair value:
Derivatives relating to: [3]
Foreign currency	$109	$41	$167
Commodity contracts	13	9	15
Total liabilities at fair value	$122	$50	$182
1.Reflects significant other observable inputs.
2.Represents the company’s investments in debt securities that are classified as available-for-sale, which are included in marketable securities and other assets in the interim Consolidated Balance Sheets.
3.See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements, for the classification of derivatives in the interim Consolidated Balance Sheets.

NOTE 17 - SEGMENT INFORMATION

Corteva’s reportable segments reflects the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance, which is at the operating segment level (Seed and Crop Protection). The company’s CODM is the Chief Executive Officer. The primary measure used by Corteva’s CODM for purposes of allocating resources to the segments and assessing segment performance is segment operating EBITDA.

Segment operating EBITDA is primarily utilized in the annual planning and monthly forecasting processes. On a monthly basis, the CODM considers variances between comparable prior year actual results and current year actual or forecasted results when evaluating the company’s success in delivering its innovative proprietary technology to farmers and monitoring of expected savings from cost and productivity actions. The CODM also utilizes segment operating EBITDA when evaluating the impacts of market-driven trends on segment performance, such as input costs and inflationary and currency impacts. The CODM does not use segment assets to inform resource allocation decisions or assess segment performance.

The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and other post-employment benefit (OPEB) credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

As of and for the Three Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2026
Net sales	$905	$1,553	$2,458
Segment operating EBITDA	(246)	213	(33)
Depreciation and amortization	199	107	306
Purchases of property, plant and equipment	110	41	151

2025
Net sales	$917	$1,701	$2,618
Segment operating EBITDA	(193)	279	86
Depreciation and amortization	195	105	300
Purchases of property, plant and equipment	108	49	157

As of and for the Nine Months Ended September 30, (In millions)	Seed	Crop Protection	Total
2026
Net sales	$8,460	$5,282	$13,742
Segment operating EBITDA	2,754	989	3,743
Depreciation and amortization	624	318	942
Purchases of property, plant and equipment	242	112	354

2025
Net sales	$8,161	$5,330	$13,491
Segment operating EBITDA	2,512	990	3,502
Depreciation and amortization	586	311	897
Purchases of property, plant and equipment	227	142	369

Reconciliation of Segment Profitability

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended September 30, 2026
Net sales	$905	$1,553	$2,458
Cost of goods sold	563	971	1,534
Other expenses [1]	588	369	957
Segment operating EBITDA	$(246)	$213	$(33)

(In millions)	Seed	Crop Protection	Total
For the Three Months Ended September 30, 2025
Net sales	$917	$1,701	$2,618
Cost of goods sold	578	1,054	1,632
Other expenses [1]	532	368	900
Segment operating EBITDA	$(193)	$279	$86

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Total
For the Nine Months Ended September 30, 2026
Net sales	$8,460	$5,282	$13,742
Cost of goods sold	3,456	3,133	6,589
Other expenses [1]	2,250	1,160	3,410
Segment operating EBITDA	$2,754	$989	$3,743

(In millions)	Seed	Crop Protection	Total
For the Nine Months Ended September 30, 2025
Net sales	$8,161	$5,330	$13,491
Cost of goods sold	3,557	3,253	6,810
Other expenses [1]	2,092	1,087	3,179
Segment operating EBITDA	$2,512	$990	$3,502
1.    Other expenses consisted primarily of selling, general and administrative expenses and research and development expense, net of depreciation add-back.

Reconciliation to Interim Consolidated Financial Statements

Income (loss) from continuing operations after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes	$(527)	$(308)	$1,415	$1,741
Provision for (benefit from) income taxes on continuing operations	(62)	(62)	479	477
Income (loss) from continuing operations before income taxes	$(589)	$(370)	$1,894	$2,218
Depreciation and amortization	306	300	942	897
Interest income	(30)	(29)	(91)	(92)
Interest expense	75	46	158	134
Exchange (gains) losses - net	65	45	207	97
Non-operating (benefits) costs - net	(4)	14	(5)	27
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(6)	6	18	58
Significant items (benefit) charge	16	30	278	56
Separation costs [1]	99	7	230	7
Corporate expenses	35	37	112	100
Segment operating EBITDA	$(33)	$86	$3,743	$3,502
1.    Separation costs include costs incurred to prepare for the separation of the company’s Seed and Crop Protection businesses. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees.

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2026 and 2025, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2026
Restructuring and asset related charges - net [1]	$—	$(22)	$5	$(17)
Litigation settlement [2]	—	1	—	1
Total	$—	$(21)	$5	$(16)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Three Months Ended September 30, 2025
Restructuring and asset related charges - net [1]	$—	$(28)	$(2)	$(30)
Total	$—	$(28)	$(2)	$(30)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2026
Restructuring and asset related charges - net [1]	$—	$(67)	$(91)	$(158)
Litigation settlement [2]	—	(120)	—	(120)
Total	$—	$(187)	$(91)	$(278)

(In millions)	Seed	Crop Protection	Corporate	Total
For the Nine Months Ended September 30, 2025
Restructuring and asset related charges - net [1]	$(4)	$(117)	$(10)	$(131)
Gain (loss) on sale of assets [3]	—	14	—	14
AltEn facility remediation charges [4]	(37)	—	—	(37)
Insurance proceeds [5]	—	98	—	98
Total	$(41)	$(5)	$(10)	$(56)
1.Includes restructuring plans and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.
2.Relates to estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
3.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions.
4.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
5.Includes proceeds received related to prior significant items.

NOTE 18 - SUBSEQUENT EVENTS

The Vylor Separation and Distribution
On October 1, 2026, the Vylor Separation from Corteva, Inc. was completed.

In connection with the Vylor Separation, Corteva and Vylor entered into various agreements to effect the Vylor Separation and provide a framework for their relationship after the Vylor Separation, including the Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreements, Commercial Agreements, Intellectual Property Matters Agreement and other ancillary agreements. These agreements provide for the allocation between Corteva and Vylor of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the Vylor Separation from Corteva and govern certain relationships between Corteva and Vylor after the Vylor Separation.

On October 1, 2026, in connection with the consummation of the Vylor Separation, Corteva transferred the Seed Business to Vylor, in exchange for, among other consideration, a cash distribution from Vylor of $761 million. Corteva used the proceeds to pay down the $600 million balance outstanding under the 364-Day Revolving Credit Facility and its outstanding commercial paper balance of $161 million. Refer to Note 11 - Short Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements, for additional information regarding the debt transactions related to the Vylor Separation. Subsequent to the Vylor Separation, Vylor transferred $183 million to Corteva in settlement of an intercompany note that was issued by Vylor to Corteva as part of pre-separation arrangements associated with the establishment of the Vylor and Corteva starting capital structures. Additionally, Corteva transferred $82 million to Vylor subsequent to the Vylor Separation in finalizing the opening balance sheets of the companies.

The Seed Business
Interim Combined Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$905	$917	$8,460	$8,161
Cost of goods sold	592	591	3,638	3,722
Research and development expense	268	238	781	733
Selling, general and administrative expenses	420	391	1,759	1,645
Amortization of intangibles	120	122	396	368
Restructuring and asset related charges - net	(5)	—	28	3
Separation costs	99	7	228	7
Other income (expense) - net	(26)	(38)	(165)	(43)
Interest expense	23	2	27	4
Income (loss) before income taxes	(638)	(472)	1,438	1,636
Provision for (benefit from) income taxes	(163)	(104)	387	451
Net income (loss)	(475)	(368)	1,051	1,185
Net income (loss) attributable to noncontrolling interests	—	—	2	1
Net income (loss) attributable to the Seed Business	(475)	(368)	1,049	1,184

See Notes to the Interim Combined Financial Statements.

The Seed Business
Interim Combined Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(475)	$(368)	$1,051	$1,185
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	$(29)	$6	$(46)	$199
Adjustments to pension benefit plans	$(1)	$(1)	$(5)	$1
Adjustments to other benefit plans	$—	$(1)	$(1)	$(1)
Derivative instruments	$23	$(18)	$30	$30
Total other comprehensive income (loss)	$(7)	$(14)	$(22)	$229
Comprehensive income (loss)	$(482)	$(382)	$1,029	$1,414
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	$—	$—	$2	$1
Comprehensive income (loss) attributable to the Seed Business	$(482)	$(382)	$1,027	$1,413

See Notes to the Interim Combined Financial Statements.

The Seed Business
Interim Combined Balance Sheets (Unaudited)

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$2,210	$835	$747
Marketable securities	—	1	2
Accounts and notes receivable - net	3,149	1,854	3,086
Inventories	2,975	3,338	2,711
Other current assets	186	186	165
Total current assets	8,520	6,214	6,711
Investment in nonconsolidated affiliates	78	75	65
Property, plant and equipment	4,634	4,463	4,370
Less: Accumulated depreciation	2,180	2,002	1,937
Net property, plant and equipment	2,454	2,461	2,433
Goodwill	5,264	5,312	5,300
Other intangible assets	6,867	7,265	7,349
Deferred income taxes	93	72	81
Other assets	628	620	621
Total Assets	$23,904	$22,019	$22,560
Liabilities and Equity
Current liabilities
Short-term borrowings	$3,144	$112	$75
Accounts payable	1,840	2,140	1,595
Income taxes payable	56	74	85
Deferred revenue	373	3,232	414
Accrued and other current liabilities	1,068	1,691	1,124
Total current liabilities	6,481	7,249	3,293
Long-term debt	1,086	—	—
Other noncurrent liabilities
Deferred income tax liabilities	923	826	988
Pension and other post-employment benefits	223	226	226
Other noncurrent obligations	474	480	524
Total noncurrent liabilities	2,706	1,532	1,738
Commitments and contingent liabilities
Equity
Net Parent investment	15,998	14,499	18,841
Accumulated other comprehensive income (loss)	(1,287)	(1,265)	(1,316)
Total Seed Business equity	14,711	13,234	17,525
Noncontrolling interests	6	4	4
Total equity	14,717	13,238	17,529
Total Liabilities and Equity	$23,904	$22,019	$22,560

See Notes to the Interim Combined Financial Statements.

The Seed Business
Interim Combined Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities
Net income (loss)	$1,051	$1,185
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	647	604
Provision for (benefit from) deferred income tax	72	(48)
Net periodic pension and OPEB (benefit) cost, net	7	11
Pension and OPEB contributions	(19)	(19)
Net (gain) loss on sales of property, businesses, consolidated companies and investments	—	(2)
Restructuring and asset related charges - net	28	3
Other net loss	274	160
Changes in assets and liabilities, net
Accounts and notes receivable	(1,312)	(1,171)
Inventories	345	603
Accounts payable	(349)	(475)
Deferred revenue	(2,852)	(2,511)
Other assets and liabilities	(679)	210
Cash provided by (used for) operating activities	(2,787)	(1,450)
Investing activities
Capital expenditures	(209)	(215)
Proceeds from sales of property, businesses and consolidated companies - net of cash divested	10	10
Investments in and loans to nonconsolidated affiliates	(1)	(7)
Proceeds from sales and maturities of investments	1	7
Other investing activities, net	(6)	(1)
Cash provided by (used for) investing activities	(205)	(206)
Financing activities
Net change in borrowings (less than 90 days)	3,079	50
Proceeds from debt	1,126	25
Payments on debt	(77)	(14)
Net transfers from (to) Parent	257	1,721
Other financing activities	(7)	—
Cash provided by (used for) financing activities	4,378	1,782
Effect of exchange rate changes on cash and cash equivalents	(11)	29
Increase (decrease) in cash and cash equivalents	1,375	155
Cash and cash equivalents at beginning of period	835	592
Cash and cash equivalents at end of period	$2,210	$747

See Notes to the Interim Combined Financial Statements.

The Seed Business
Interim Combined Statements of Equity (Unaudited)

(In millions)	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Corteva Net Investment	Non-Controlling Interests	Total Equity
2026
Balance at January 1, 2026	$14,499	$(1,265)	$13,234	$4	$13,238
Net income (loss)	502		502	1	503
Other comprehensive income (loss)		(16)	(16)		(16)
Share-based compensation	11		11		11
Net transfers from (to) Parent	1,699		1,699		1,699
Balance at March 31, 2026	$16,711	$(1,281)	$15,430	$5	$15,435
Net income (loss)	1,022		1,022	1	1,023
Other comprehensive income (loss)		1	1		1
Share-based compensation	12		12		12
Net transfers from (to) Parent	679		679		679
Balance at June 30, 2026	$18,424	$(1,280)	$17,144	$6	$17,150
Net income (loss)	(475)		(475)	—	(475)
Other comprehensive income (loss)		(7)	(7)		(7)
Share-based compensation	18		18		18
Net transfers from (to) Parent	(1,969)		(1,969)		(1,969)
Balance at September 30, 2026	$15,998	$(1,287)	$14,711	$6	$14,717

(In millions)	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Corteva Net Investment	Non-Controlling Interests	Total Equity
2025
Balance at January 1, 2025	$15,869	$(1,545)	$14,324	$3	$14,327
Net income (loss)	397		397	1	398
Other comprehensive income (loss)		(13)	(13)		(13)
Share-based compensation	9		9		9
Net transfers from (to) Parent	1,100		1,100		1,100
Balance at March 31, 2025	$17,375	$(1,558)	$15,817	$4	$15,821
Net income (loss)	1,155		1,155	—	1,155
Other comprehensive income (loss)		256	256		256
Share-based compensation	9		9		9
Net transfers from (to) Parent	390		390		390
Balance at June 30, 2025	$18,929	$(1,302)	$17,627	$4	$17,631
Net income (loss)	(368)		(368)	—	(368)
Other comprehensive income (loss)		(14)	(14)		(14)
Share-based compensation	11		11		11
Net transfers from (to) Parent	269		269		269
Balance at September 30, 2025	$18,841	$(1,316)	$17,525	$4	$17,529

See Notes to the Interim Combined Financial Statements.

The Seed Business
Notes to the Interim Combined Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim Combined Financial Statements present the combined results of operations, financial position and cash flows of the Seed Business (the "Seed Business” or the “Company”) of Corteva, Inc. (“Corteva” or “Parent”). The Seed Business is a global leader in developing and supplying commercial seed combining advanced germplasm and traits that offer maximum yield potential for farmers around the world. It is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn. The Company offers trait technologies that improve resistance to weather, disease, insects, herbicides used to control weeds and enhance food and nutritional characteristics. As a separate company, the Seed Business plans to grow through opportunities in gene editing, biofuels, hybrid wheat, expanded crop offerings, and mergers and acquisitions.

On October 1, 2026, Corteva completed the separation of the company’s Seed Business into an independent publicly traded company, Vylor, through a pro rata dividend in-kind of all of the then-issued and outstanding shares of common stock of Vylor to holders of the Company’s common stock as of the close of business on September 24, 2026. The transaction was intended to be a tax-free spin-off for U.S. federal income tax purposes. Prior to the Vylor Separation, Vylor was a wholly owned subsidiary of EIDP.

Basis of Presentation
The accompanying interim Combined Financial Statements and notes present the results of operations, financial position, and cash flows of the Seed Business as prepared on a “carve-out” basis, and have been derived from the consolidated financial statements and accounting records of Corteva using the historical results of operations and historical basis of assets and liabilities of the Seed Business. As the Seed Business has historically operated as an operating segment of Corteva, separate financial statements for the Seed Business have not historically been prepared. These interim Combined Financial Statements differ from historical operating segment results due to the differing bases of accounting used in their preparation. Additionally, these interim Combined Financial Statements may not reflect the financial statements had the Seed Business been a stand-alone company. The interim Combined Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. The interim Combined Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

The interim Combined Statements of Operations include all income and expenses directly attributable to the Seed Business, along with allocations of certain expenses for services from Corteva including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated on a pro rata basis using net sales as a measure. The Seed Business and Corteva consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided. Management does not believe that it is practicable to estimate the expense the Seed Business would have incurred as a stand-alone company. The amount of actual costs that may have been incurred if the Seed Business were a stand-alone company would depend on a number of factors, including the Seed Business’ chosen organizational structure, which functions were outsourced or performed by Seed Business employees, contract terms negotiated with third party providers, and strategic decisions made in areas such as information technology and infrastructure.

The interim Combined Balance Sheets include all assets and liabilities specifically attributable to the Seed Business and certain assets and liabilities held by Corteva that are specifically identifiable or otherwise attributable to the Seed Business. Corteva uses a centralized approach to cash management and financing of its operations, including funding of required operating and investing activities of the Seed Business. Transfers of cash between Corteva and the Seed Business are reflected within net transfers from (to) Parent in the interim Combined Statements of Cash Flows and the interim Combined Statements of Equity. Any cash maintained in accounts for which the Seed Business subsidiary owns and retains the right to control the cash has been recorded as cash and cash equivalents on the interim Combined Balance Sheets. All debt and debt-related interest cost incurred by the Seed Business as the legal obligor has been recorded in the interim Combined Financial Statements. Additionally, the interim Combined Balance Sheets include a net Parent investment comprised of financial support received from Corteva for which repayment was not required and the net effect of cost allocations from transactions with Corteva, net of the Seed Business’ accumulated earnings and any dividends paid to Corteva.

The Seed Business’ operations are included in the consolidated U.S. federal, and certain state, local and foreign income tax returns filed by Corteva, where applicable. The Seed Business also files certain separate state, local and foreign income tax returns. Income tax expense and other income tax related information contained in these interim Combined Financial Statements are presented on a separate return basis as if the Seed Business filed its own tax returns. The Seed Business’ tax results as presented in the interim Combined Financial Statements may not be reflective of the results that the Seed Business would generate in the future. In jurisdictions where the Seed Business has been included in the tax returns filed by Corteva, any income taxes payable resulting from the related income tax provision have been reflected in the interim Combined Balance Sheets within net Parent investment.

All intercompany transactions and accounts within the Seed Business have been eliminated in the interim Combined Financial Statements. Transactions between the Seed Business and Corteva are deemed to have been settled in the period incurred through net Parent investment, the net effect of which is reflected within financing activities in the interim Combined Statements of Cash Flows as net transfers from (to) Parent and in the interim Combined Balance Sheets as net Parent investment.

NOTE 2 — RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted as of September 30, 2026

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures around income statement expenses.

NOTE 3 — REVENUE

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under contracts with customers where the Company receives advance payments for products to be delivered in future periods. The Seed Business classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to conditional rights to consideration for completed performance not yet invoiced. Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract Balances	September 30, 2026	December 31, 2025	September 30, 2025
(In millions)
Deferred revenue - current	$373	$3,232	$414

Revenue recognized during the nine months ended September 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was $3,135 million and $2,843 million, respectively.

Disaggregation of Revenue
The Seed Business’ operations are classified into two operating segments: Americas and Rest of World. The Seed Business disaggregates its revenue by major product line and geographic region, as the Company believes it best depicts the nature, amount and timing of its revenue and cash flows. Net sales by major product line are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Corn	432	382	4,635	4,428
Soybean	93	145	1,691	1,681
Other oilseeds	14	16	204	186
Other	40	23	158	161
Americas	579	566	6,688	6,456
Corn	175	204	1,213	1,188
Soybean	6	7	32	33
Other oilseeds	135	125	418	364
Other	10	15	109	120
Rest of World	326	351	1,772	1,705
Total	$905	$917	$8,460	$8,161

Sales are attributed to geographic regions based on customer location. Net sales by geographic region are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
North America [1]	192	175	5,917	5,726
Latin America	387	391	771	730
Americas total	579	566	6,688	6,456
EMEA [2]	268	262	1,468	1,370
Asia Pacific	58	89	304	335
Rest of World total	326	351	1,772	1,705
Total	905	917	8,460	8,161
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa ("EMEA").

NOTE 4 — RESTRUCTURING AND ASSET RELATED CHARGES - NET

Corteva periodically assesses its business priorities and operational structure to maximize the customer experience and deliver on growth and earnings potential. The Seed Business records charges attributable to it in association with these committed restructuring actions. The restructuring actions associated with these programs are expected to be substantially complete by December 2026. At September 30, 2026 and 2025, the liability associated with these programs was $15 million and $5 million, respectively. The remaining cash payments related to these charges, which primarily consist of severance and related benefits payments, are expected to be paid over the remainder of the year.

The following table is a summary of charges incurred related to the restructuring actions for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Severance and related benefit costs [1]	$(5)	$—	$28	$(1)
Asset related charges [2]	$—	$—	$—	$4
Total restructuring and asset related charges - net	$(5)	$—	$28	$3
1.Represents corporate-related charges.
2.Reflects charges which are substantially all associated with the Americas segment.

NOTE 5 — SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest income	$12	$11	$32	$32
Equity in earnings (losses) of affiliates - net	—	(2)	15	8
Net gain (loss) on sales of businesses and other assets	4	—	—	2
Net exchange gains (losses)	(30)	(47)	(162)	(67)
Non-operating pension and other post employment benefit credits (costs) [1]	—	(3)	(3)	(8)
Miscellaneous income (expenses) - net [2]	(12)	3	(47)	(10)
Other income (expense) - net	$(26)	$(38)	$(165)	$(43)
1.Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized gain (loss), amortization of prior service benefit and settlement gain (loss)).
2.The nine months ended September 30, 2026 includes a tax indemnification adjustment related to a change in an indemnification balance as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont. There were no income or expense amounts that were individually significant for the three months ended September 30, 2026 or three and nine months ended September 30, 2025.

The following table summarizes the impacts of the Company's foreign currency hedging program on the Company's results of operations. The Company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income (expense) - net and the related tax impact is recorded in provision for (benefit from) income taxes in the interim Combined Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$(1)	$(11)	$(8)	$(87)
Local tax (expenses) benefits	$1	$—	$(1)	$12
Net after-tax impact from subsidiary exchange gain (loss)	$—	$(11)	$(9)	$(75)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$(29)	$(36)	$(154)	$20
Tax (expenses) benefits	$5	$9	$36	$(5)
Net after-tax impact from hedging program exchange gain (loss)	$(24)	$(27)	$(118)	$15

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$(30)	$(47)	$(162)	$(67)
Tax (expenses) benefits	$6	$9	$35	$7
Net after-tax exchange gain (loss) attributable to the Seed Business	$(24)	$(38)	$(127)	$(60)

Accounts payable
At September 30, 2026, December 31, 2025 and September 30, 2025, accounts payable was $1,840 million, $2,140 million and $1,595 million, respectively, which includes accounts payable - trade of $1,404 million, $1,806 million, and $1,189 million, respectively. Included in accounts payable - trade was seed grower compensation of approximately $163 million, $420 million, and $257 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, which is measured at fair value using Level 2 inputs for each period presented. Accrued discounts and rebates, which is a component of accounts payable, was $387 million, $288 million and $368 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. No other components of accounts payable were more than five percent of total current liabilities.

NOTE 6 — INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2026 was 25.5 percent and 26.9 percent, respectively, and 22.0 percent and 27.6 percent for the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2026, the company recognized net benefits of $1 million and $70 million, respectively, and net charges of $16 million and $5 million for the three and nine months ended September 30, 2025, respectively, for income taxes associated with changes in deferred taxes and accruals for certain prior year tax positions in various jurisdictions.

NOTE 7 — ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Accounts receivable – trade [1]	$1,267	$1,263	$1,296
Notes receivable – trade [1,2]	1,208	104	1,178
Other [3]	674	487	612
Total accounts and notes receivable - net	$3,149	$1,854	$3,086
1.Accounts and notes receivable – trade are net of allowances of $161 million, $144 million and $139 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
2.Notes receivable – trade primarily consists of receivables for deferred payment loan programs for the sale of Seed products to customers. These loans have terms of one year or less and are primarily concentrated in the United States. The Company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of September 30, 2026, December 31, 2025 and September 30, 2025, there were no significant impairments related to current loan agreements.
3.Other includes receivables in relation to royalties, value added tax, general sales tax and other taxes. No individual group represents more than 5 percent of total current assets. In addition, Other includes amounts due from nonconsolidated affiliates of $67 million, $63 million and $63 million as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
Accounts and notes receivable are carried at the expected amount to be collected, which approximates fair value. The Seed Business establishes the allowance for doubtful receivables using a loss-rate method where the loss rate is developed using past events, historical experience, current conditions and forecasts that affect the collectability of the financial assets.

The following table summarizes changes in the allowance for doubtful receivables for the nine months ended September 30, 2026 and 2025:

(In millions)
2025
Balance at December 31, 2024	$110
Net provision for credit losses	33
Other - net of write-offs charged against allowance	(4)
Balance at September 30, 2025	$139
2026
Balance at December 31, 2025	$144
Net provision for credit losses	36
Other - net of write-offs charged against allowance	(19)
Balance at September 30, 2026	$161

The Seed Business enters into various factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds. These financing arrangements result in a transfer of the Seed Business’ receivables and risks to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the interim Combined Balance Sheets upon transfer, and the Company receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, which is typically provided through a guarantee of accounts in the event of customer default, the guarantee obligation is measured using market data from similar transactions and reported as a current liability in the interim Combined Balance Sheets.

Trade receivables sold under these agreements were $14 million and $61 million for the three and nine months ended September 30, 2026, and $7 million and $52 million for the three and nine months ended September 30, 2025, respectively. The trade receivables sold that remained outstanding under these agreements which include an element of recourse as of September 30, 2026, December 31, 2025 and September 30, 2025 were $9 million, $4 million and $3 million, respectively. The net proceeds received are included in cash provided by (used for) operating activities in the interim Combined Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense) - net, in the interim Combined Statements of Operations. The loss on sale of receivables for the nine months ended September 30, 2026 and 2025, was not material. See Note 11 - Commitments and Contingent Liabilities, to the interim Combined Financial Statements, for additional information on the Company’s guarantees.

NOTE 8 — INVENTORIES

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Finished products	$1,308	$1,946	$1,206
Semi-finished products	$1,441	$1,144	$1,295
Raw materials and supplies	$226	$248	$210
Total inventories	$2,975	$3,338	$2,711

NOTE 9 — OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2026			December 31, 2025			September 30, 2025
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived):
Germplasm	6,291	(1,775)	4,516	6,291	(1,587)	4,704	6,291	(1,524)	4,767
Customer-related	1,651	(788)	863	1,659	(726)	933	1,659	(705)	954
Developed technology	1,016	(913)	103	1,017	(864)	153	981	(849)	132
Trademarks/trade names	1,823	(438)	1,385	1,868	(393)	1,475	1,868	(373)	1,495
Other [1]	129	(129)	—	152	(152)	—	152	(151)	1
Total other intangible assets	10,910	(4,043)	6,867	10,987	(3,722)	7,265	10,951	(3,602)	7,349
1.Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.
The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $120 million and $396 million for the three and nine months ended September 30, 2026, and $122 million and $368 million for the three and nine months ended September 30, 2025, respectively. The current estimated aggregate pre-tax amortization expense for the remainder of 2026, and each of the next five years, is approximately $120 million, $425 million, $425 million, $425 million, $425 million, and $423 million, respectively.

NOTE 10 — SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize the Seed Business’ short-term borrowings and long-term debt:

Short-term borrowings
(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
PHI Bilateral Facility	$3,078	—	—
Foreign & Domestic Loans	66	112	75
Total short-term borrowings	3,144	112	75

Long-Term Debt
	September 30, 2026		December 31, 2025		September 30, 2025
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Maturing in August 2031	550	5.125%	—		—
Maturing in August 2036	550	5.625%	—		—
Less: Unamortized debt discount and issuance costs	14		—		—
Total	1,086		$—		$—

Short-term borrowings consist of outstanding borrowings under the PHI Bilateral Facility as defined below, as well as loans originated locally to finance subsidiary working capital needs and capital expenditures. The weighted average interest rate related to these loans was 4.48 percent, 6.02 percent, and 5.70 percent at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

The estimated fair value of the company's short-term and long-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issuances, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings approximated carrying value.

The fair value of the company’s long-term borrowings, including debt due within one year, was $1,061 million as of September 30, 2026.

Debt Offerings
In August 2026, Vylor issued $1.1 billion aggregate principal amount of senior notes in a private offering, consisting of $550 million aggregate principal amount of Senior Notes due 2031 (“Vylor 2031 Notes”) and $550 million aggregate principal amount of Senior Notes due 2036 (“Vylor 2036 Notes”). The Vylor 2031 Notes bear interest at a rate of 5.125 percent per year and mature in August 2031. The Vylor 2036 Notes bear interest at a rate of 5.625 percent per year and mature in August 2036.

August 2026 Exchange Offers and Consent Solicitations
In August 2026, Vylor commenced private offers to exchange any and all of the outstanding $500 million principal amount of 2.30 percent Senior Notes due 2030 (the “EIDP 2030 Notes”), the $500 million principal amount of 5.125 percent Senior Notes due 2032 (the “EIDP 2032 Notes”), and the $600 million principal amount of 4.80 percent Senior Notes due 2033 (the “EIDP 2033 Notes”), in each case, issued by EIDP, Inc., (collectively, the “EIDP Notes”), to the extent held by eligible holders (“Eligible Noteholders”), for a corresponding series of notes to be newly issued by Vylor (collectively, the “Vylor Notes”), having the same interest payment dates, maturity date and interest rate as the respective EIDP Notes (with respect to each series, an “Exchange Offer" and together, the "Exchange Offers”). Concurrently with the Exchange Offers, with respect to each series of EIDP Notes, Vylor solicited the consents of Eligible Noteholders, on behalf of EIDP, to amend the indentures governing the EIDP Notes (together, the “Consent Solicitations”) to eliminate substantially all of the restrictive covenants and events of default (other than payment and bankruptcy related events of default) therefrom.

On October 1, 2026, Vylor settled the Exchange Offers and obtained the corresponding Consent Solicitations. Under the Exchange Offers, $1,439 million aggregate principal amount of EIDP Notes, comprising $435 million aggregate principal amount of the EIDP 2030 Notes, $476 million aggregate principal amount of the EIDP 2032 Notes and $528 million aggregate principal amount of the EIDP 2033 Notes were exchanged and are no longer debt obligations of Corteva.

The Exchange Offers and Consent Solicitations were made upon the terms and conditions set forth in an exchange offer memorandum and consent solicitation statement, dated August 6, 2026 (the “Offering Memorandum”). The Vylor Notes are subject to covenants and events of default that are typical for companies with similar credit ratings, and which are described in the Offering Memorandum.

Foreign Currency Loans
The company enters into short-term and long-term foreign currency loans from time-to-time by accessing uncommitted revolving credit lines to fund working capital needs of foreign subsidiaries in the normal course of business. Interest rates are variable and determined at the time of borrowing. Total unused bank credit lines on the short-term and long-term foreign currency loans at September 30, 2026 was approximately $7 million. The company’s short-term foreign currency loans have varying maturities through 2026.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and available credit facilities at September 30, 2026
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Vylor Delayed Draw Term Facility	August 2026	1,650	1,650	August 2027	Floating Rate
Total committed and available credit facilities		$1,650	$1,650

Uncommitted Credit Facilities

Unused bank credit lines on uncommitted credit facilities were $441 million at September 30, 2026. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit.

Vylor Credit Facilities

In August 2026, Vylor entered into (i) a five-year senior unsecured revolving credit facility in an aggregate principal amount equal to $3.0 billion (the “Vylor Five-Year Revolving Credit Facility”), (ii) a 364-day senior unsecured revolving credit facility in an aggregate principal amount equal to $1.5 billion (the “Vylor 364-Day Revolving Credit Facility” and, together with the Vylor Five-Year Revolving Credit Facility, the “Vylor Revolving Credit Facilities”), and (iii) a senior unsecured delayed draw term loan facility in an original principal amount equal to $2.75 billion (the “Vylor Delayed Draw Term Facility” and, together with the Vylor Revolving Credit Facilities, the “Vylor Credit Facilities”).

Vylor Five-Year Revolving Credit Facility
Vylor, along with its subsidiary, Pioneer Hi-Bred International, Inc. (“PHI”), are initially co-borrowers under the Vylor Five-Year Revolving Credit Facility. Prior to the Five-Year RCF PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor Five-Year Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor Five-Year Revolving Credit Facility. The Vylor Five-Year Revolving Credit Facility became effective on October 1, 2026.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor Five-Year Revolving Credit Facility are paid in full in cash (such date, the “Five-Year RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor Five-Year Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the Five-Year RCF PHI Release Date, Vylor will be the sole borrower under the Vylor Five-Year Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor Five-Year Revolving Credit Facility are otherwise intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor Five-Year Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor Five-Year Revolving Credit Facility is five years from its closing date. Amounts borrowed under the Vylor Five-Year Revolving Credit Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,578 million under the Vylor Five-Year Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor Five-Year Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor Five-Year Revolving

Credit Agreement contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor 364-Day Revolving Credit Facility
Vylor, along with its subsidiary, PHI, are initially co-borrowers under the Vylor 364-Day Revolving Credit Facility. Prior to the Vylor 364-Day Revolving Credit Facility PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor 364-Day Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor 364-Day Revolving Credit Facility. The Vylor 364-Day Revolving Credit Facility became effective on October 1, 2026.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor 364-Day Revolving Credit Facility are paid in full in cash (such date, the “364-Day RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor 364-Day Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the 364-Day RCF PHI Release Date, Vylor will be the sole borrower under the Vylor 364-Day Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor 364-Day Revolving Credit Facility are intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor 364-Day Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor 364-Day Revolving Credit Facility is 364 days from its closing date. Amounts borrowed under the Vylor 364-Day Revolving Credit Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,500 million under the Vylor 364-Day Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor 364-Day Revolving Credit Agreement includes a provision under which Vylor may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The Vylor 364-Day Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor 364-Day Revolving Credit Agreement contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor Delayed Draw Term Facility
The Vylor Delayed Draw Term Facility, with a capacity of up to $2.75 billion, was intended to serve as a backstop to the Exchange Offers and the issuance of the Vylor 2031 Notes and the Vylor 2036 Notes. The commitments under the Vylor Delayed Draw Term Facility were automatically and permanently reduced, on a dollar-for-dollar basis, by an amount equal to the aggregate principal amount of Vylor Notes issued in the Exchange Offers and by the aggregate principal amount of the Vylor 2031 Notes and the Vylor 2036 Notes. Vylor was the sole borrower under the Vylor Delayed Draw Term Facility.

Proceeds of loans under the Vylor Delayed Draw Term Facility were intended to be used to finance the Vylor Separation and to pay fees, costs and expenses related thereto. The maturity date of the Vylor Delayed Draw Term Facility was approximately one year from its closing date. Amounts borrowed under the Vylor Delayed Draw Term Facility were subject to an interest rate per annum equal to Term SOFR plus the applicable margin. There were no borrowings outstanding under the Vylor Delayed Draw Term Facility, and the facility was terminated on October 1, 2026.

The Vylor Delayed Draw Term Facility was subject to mandatory prepayment (and, prior to funding, automatic and permanent commitment reduction) requirements from the net cash proceeds of debt and equity issuances by Vylor. Vylor was permitted to voluntarily prepay delayed draw term loans, and to voluntarily reduce undrawn commitments, without a penalty. The Vylor Delayed Draw Term Loan Credit Agreement contained covenants and events of default substantially similar in scope and terms to those described above for the Revolving Credit Agreements.

PHI Bilateral Facility
PHI entered into a loan facility up to an aggregate principal amount of $3.5 billion with Banco Bilbao Vizcaya Argentaria, S.A. New York Branch in August 2026 (the “PHI Bilateral Facility”), which was used for the repayment of a portion of the outstanding borrowings under EIDP’s commercial paper program. The PHI Bilateral Facility had commitments from September 1, 2026 through September 5, 2026, after which commitments were automatically terminated. The PHI Bilateral Facility was expected to serve as a bridge to the Vylor Five-Year Revolving Credit Facility and Vylor 364-Day Revolving Credit Facility, each of which were drawn upon consummation of the Vylor Separation to repay borrowings outstanding on the PHI Bilateral Facility. Following this repayment, on October 1, 2026, the PHI Bilateral Facility ceased to be effective.

PHI is the sole borrower under the PHI Bilateral Facility. Amounts borrowed under the PHI Bilateral Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. The PHI Bilateral Credit Agreement contains covenants and events of default substantially similar in scope and terms to those described above for the Vylor Revolving Credit Facilities.

NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Obligations for Supplier Finance Programs
The Seed Business enters into supplier finance programs with various finance providers in which the Seed Business agrees to pay these finance providers the stated amount of confirmed invoices from participating suppliers by the original maturity date. The Seed Business or the finance provider may terminate the agreement upon providing, in most cases, at least thirty days’ written notice. The payment terms that the company has with its finance providers under supplier finance programs are less than one year. At September 30, 2026, December 31, 2025 and September 30, 2025, the outstanding obligations under supplier finance programs was $48 million, $53 million and $48 million, respectively, and included within accounts payable in the interim Combined Balance Sheets.

The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance programs for the period ended September 30, 2026 is as follows:

(In millions)
Confirmed obligations outstanding at December 31, 2025	$53
Invoices confirmed during the period	114
Confirmed invoices paid during the period	(119)
Confirmed obligations outstanding at September 30, 2026	$48

Obligations for Customers and Other Third Parties
The Seed Business has directly guaranteed various debt obligations under agreements with third parties related to customers and other third parties. At September 30, 2026, December 31, 2025 and September 30, 2025, the Company had directly guaranteed $53 million, $10 million and $10 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Seed Business could be required to make under the guarantees in the event of default by the guaranteed party. The maximum future payments include $3 million, $1 million and $2 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, of guarantees related to the various factoring agreements into which the Company enters with third-party financial institutions to sell its trade receivables. See Note 7 - Accounts and Notes Receivable - Net, to the interim Combined Financial Statements, for additional information.

The Seed Business assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

Litigation
The Seed Business is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses. It is not possible to predict the outcome of these various proceedings, as considerable uncertainty exists. The Seed Business records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accruals may reflect the impact and status of negotiations, settlements, rulings, advice from counsel and other information and events that may pertain to a particular matter. For the litigation matters discussed below, management believes that it is reasonably possible that the Seed Business could incur liabilities in excess of amounts accrued, for which the ultimate liability could be material to the results of operations and the cash flows in the period recognized. However, the Seed Business is unable to estimate the possible loss beyond amounts accrued due to various reasons, including, among others, that the underlying matters are either in early stages and/or have significant factual issues to be resolved. In addition, even when the Seed Business believes it has substantial defenses, the company may consider settlement of matters if it believes it is in the best interest of the Company.

At September 30, 2026, December 31, 2025 and September 30, 2025, current accrued litigation was $4 million, $598 million and $9 million, respectively, within accrued and other current liabilities. The balance at December 31, 2025 was comprised primarily of the Bayer resolution payment discussed in the section entitled "Bayer Dispute."

Bayer Dispute
As of January 2026, Bayer CropScience LLP ("Bayer") and Corteva agreed to settle their dispute with respect to the agrobacterium cross-license agreement. In addition, Corteva and Bayer resolved several other disputes regarding post-patent royalties and other matters, including post-patent regulatory support, resulting in the termination or amendment of the related licenses, as applicable. As part of the resolution of these matters, the cross-license agreement has been terminated and Corteva agreed to drop its patent claims related to AAD-1 herbicide resistance technology used in Enlist® corn against Bayer, as well as a payment of $610 million. As of the third quarter of 2026, the company made all required payments under the resolution agreement. Also as a result of the resolution of this litigation and the related license terminations and amendments, potential royalty obligations for Corteva's Enlist E3® soybeans, as well as future royalty payments due to Bayer under other licensing agreements in dispute were terminated. The settlement agreements support Corteva's product out-licensing growth in competitive corn, cotton and canola markets, including for the out-licensing of above and below ground triple-stack corn technology. In conjunction with resolution of these matters, the companies also agreed to new cotton licensing arrangements at terms reflective of market rates. There is no remaining litigation between the parties.
Separation-Related Litigation
In September 2026 a motion for a temporary restraining order and preliminary injunction seeking to delay the spin-off was filed by California, with the support of 18 other states, the District of Columbia, Puerto Rico, and 9 political subdivisions in the SC MDL. The SC MDL denied the motion ahead of the spin-off. California is currently appealing that denial before the U.S. Court of Appeals for the Fourth Circuit. On October 1, 2026, the attorneys general of the State of Indiana, 14 other states and one U.S. territory filed a motion in Indiana state commercial court asserting fraudulent conveyance allegations and requesting a temporary restraining order enjoining the Company and Vylor from disposing or transferring further assets, including through share repurchases or dividends, which EIDP removed to the U.S. District Court for the Southern District of Indiana. While the temporary restraining order was initially granted by the District Court, it has been stayed pending an appeal on the merits with the U.S. Court of Appeals for the Seventh Circuit, and all proceedings in the District Court have been stayed pending decision on EIDP’s motion to transfer before the judicial panel for the SC MDL.
Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Combined Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At September 30, 2026, December 31, 2025 and September 30, 2025, the Seed Business’ accruals for environmental remediation obligations were $34 million, $42 million and $44 million, respectively, substantially all of which relates to the AltEn Facility matter discussed in the section entitled "Nebraska Department of Environment and Energy, AltEn Facility."

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska that is owned and operated by AltEn LLC (“AltEn”). The agencies have alleged violations under the Resource Conservation and Recovery Act (“RCRA”) and other federal and state laws stemming from AltEn’s lack of compliance with the terms and conditions of its operating permits and other regulatory requirements. Corteva’s Seed business is one of six seed companies, who were customers of AltEn (collectively, the "Facility Response Group"), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. In March 2025, the Facility Response Group reached an agreement to settle its lawsuit against AltEn and certain of its affiliates to preserve certain contractual and common law indemnification claims. The settlement agreement, among other things, limits AltEn’s ability to dispose of the property or take any adverse action with respect to its property or assets. As of September 30, 2026, an accrual was established for Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans for the AltEn location.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

(In millions)	Cumulative Translation Adjustment	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Total
2025
Balance at January 1, 2025	$(1,532)	$(49)	$15	$21	$(1,545)
Other comprehensive income (loss) before reclassifications	$199	$(29)	$2	$—	$172
Amounts reclassified from accumulated other comprehensive income (loss)	$—	$59	$(1)	$(1)	$57
Net other comprehensive income (loss)	$199	$30	$1	$(1)	$229
Balance at September 30, 2025	$(1,333)	$(19)	$16	$20	$(1,316)
2026
Balance at January 1, 2026	$(1,314)	$9	$23	$17	$(1,265)
Other comprehensive income (loss) before reclassifications	$(46)	$28	$(3)	$—	$(21)
Amounts reclassified from accumulated other comprehensive income (loss)	$—	$2	$(2)	$(1)	$(1)
Net other comprehensive income (loss)	$(46)	$30	$(5)	$(1)	$(22)
Balance at September 30, 2026	$(1,360)	$39	$18	$16	$(1,287)

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivative instruments	$(4)	$3	$(7)	$(11)
Pension benefit plans - net	$—	$—	$(1)	$1
Other benefit plans - net	$—	$(1)	$—	$(1)
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(4)	$2	$(8)	$(11)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivative instruments: [1]	$2	$2	$2	$76
Tax (benefit) expense [2]	$(1)	$(1)	$—	$(17)
After-tax	$1	$1	$2	$59
Amortization of pension benefit plans:
Prior service (benefit) cost [3,4]	$—	$—	$(1)	$(1)
Actuarial (gains) losses [3,4]	$(1)	$(2)	$(1)	$(1)
Total before tax	$(1)	$(2)	$(2)	$(2)
Tax (benefit) expense [2]	$—	$—	$—	$1
After-tax	$(1)	$(2)	$(2)	$(1)
Amortization of other benefit plans:
Prior service (benefit) cost [3,4]	$—	$—	$—	$—
Actuarial (gains) losses [3,4]	$—	$—	$(1)	$(1)
Total before tax	$—	$—	$(1)	$(1)
Tax (benefit) expense [2]	$—	$—	$—	$—
After-tax	$—	$—	$(1)	$(1)
Total reclassifications for the period, after-tax	$—	$(1)	$(1)	$57
1.Reflected in cost of goods sold in the interim Combined Statements of Operations.
2.Reflected in provision for (benefit from) income taxes in the interim Combined Statements of Operations.
3.These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the Company's pension and other benefit plans. See Note 13 - Pension Plans and Other Post Employment Benefits, to the interim Combined Financial Statements, for additional information.
4.Reflected in other income (expense) - net in the interim Combined Statements of Operations.

NOTE 13 — PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits ("OPEB"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Defined Benefit Pension Plans:
Service cost	$2	$1	$4	$3
Interest cost	6	8	20	20
Expected return on plan assets	(6)	(4)	(18)	(13)
Amortization of unrecognized (gain) loss	(1)	(2)	(1)	(1)
Amortization of prior service (benefit) cost	—	—	(1)	(1)
Net periodic benefit (credit) cost	$1	$3	$4	$8
Other Post Employment Benefits:
Interest cost	1	1	4	4
Amortization of unrecognized (gain) loss	—	—	(1)	(1)
Net periodic benefit (credit) cost	$1	$1	$3	$3

NOTE 14 — FINANCIAL INSTRUMENTS

Time Deposits and Money Market Funds
At September 30, 2026, December 31, 2025 and September 30, 2025, the Company held investments in held-to-maturity securities at amortized cost, which approximates fair value.

The following table summarizes investments in time deposits and money market funds classified as held-to-maturity securities at September 30, 2026, December 31, 2025 and September 30, 2025:

Held-to-Maturity Securities		Amortized Cost
(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2025
Time deposits and money market funds	Cash equivalents [1]	$669	$358	$478
Time deposits	Marketable securities [2]	—	1	2
1.Maturity at time of purchase was three months or less.
2.Maturity at time of purchase was more than three months to less than one year.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the Seed Business enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and commodity price risks. The Seed Business has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by Corteva’s Corporate Financial Risk Management Committee, consistent with its financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The Seed Business has not designated any non-derivatives as hedging instruments.

The Seed Business’ financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges, and multinational grain exporters. The Seed Business is exposed to credit loss in the event of nonperformance by these counterparties. The Seed Business utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The Seed Business anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The aggregate notional amounts for the Seed Business’ derivative instruments (both designated and not designated) was a net buy (sell) position of $774 million, $904 million and $1,164 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Foreign Currency Risk
Corteva’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, Corteva enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows, including those of the Seed Business.

Through its participation in Corteva's hedging program, the Seed Business uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The Seed Business also uses foreign currency exchange contracts to offset a portion of the Seed Business’ exposure to the translation of foreign currency-denominated earnings. In addition, the Seed Business uses commodity contracts to offset risks associated with foreign currency devaluation in certain countries. Since these hedging instruments mitigate combined Corteva exposures as opposed to assets, liabilities and cash flows attributed only to the Seed Business, the company has been allocated a pro rata share of the income statement activity related to these hedges.

In 2026, the Seed Business began executing its own foreign currency contracts to offset a portion of the Seed Business’ exposure to the translation of foreign currency-denominated earnings. All activity related to such hedging instruments is recorded in the interim Combined Statements of Operations and interim Combined Balance Sheets in its entirety.

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn and soybeans. The Seed Business enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Derivatives Designated as Cash Flow Hedges
Commodity Contracts
The Seed Business enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agricultural commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two years. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring.

The following table summarizes the after-tax effect of commodity contract cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$16	$(1)	$9	$(49)
Additions and revaluations of derivatives designated as cash flow hedges	$22	$(19)	$28	$(29)
Clearance of hedge results to earnings	$1	$1	$2	$59
Ending balance	$39	$(19)	$39	$(19)

At September 30, 2026, an after-tax net gain of $33 million is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
Through its participation in Corteva’s hedging programs, the Seed Business uses foreign exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The Seed Business also frequently uses foreign currency exchange contracts to offset a portion of the Seed Business’ exposure to the translation of certain foreign currency-denominated earnings so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated earnings over the relevant aggregate period. Since these hedging instruments mitigate combined Corteva exposures as opposed to assets, liabilities and cash flows attributed only to the Seed Business, the Seed Business has been allocated a pro rata share of the income statement activity related to these hedges.

In 2026, the Seed Business began executing its own foreign currency contracts to offset a portion of the Seed Business’ exposure to the translation of foreign currency-denominated earnings. All activity related to such hedging instruments is recorded in the interim Combined Statements of Operations and interim Combined Balance Sheets in its entirety.

Commodity Contracts
The Seed Business utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn and soybeans. The Company uses commodity contracts to offset a portion of the Company’s exposure to commodity price fluctuations so that gains and losses on the contracts offset changes in the commodity price over the relevant aggregate period.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Combined Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		September 30, 2026
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Combined Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	2	—	2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	10	(10)	—
Commodity contracts	Other current assets	2	—	2
Total asset derivatives		14	(10)	4

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	11	—	11
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	34	(10)	24
Commodity contracts	Accrued and other current liabilities	2	—	2
Total liability derivatives		47	(10)	37

		December 31, 2025
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Combined Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	1	—	1
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	1	—	1
Total asset derivatives		2	—	2

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	3	—	3
Derivatives not designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	4	—	4
Total liability derivatives		7	—	7

		September 30, 2025
(In millions)		Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Interim Combined Balance Sheets
Asset derivatives:
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	4	—	4
Total asset derivatives		4	—	4

Liability derivatives:
Derivatives designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	12	—	12
Derivatives not designated as hedging instruments:
Commodity contracts	Accrued and other current liabilities	3	—	3
Total liability derivatives		15	—	15
1.Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI - Pre-Tax [1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$25	$(23)	$35	$(35)
Total derivatives designated as hedging instruments	$25	$(23)	$35	$(35)
1. OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax [1]
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts [2]	$(2)	$(2)	$(2)	$(76)
Total derivatives designated as hedging instruments	$(2)	$(2)	$(2)	$(76)
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	$(29)	$(36)	$(154)	$20
Foreign currency contracts [2]	$(5)	$(5)	$(23)	$(40)
Commodity contracts [2,4]	$(1)	$—	$7	$9
Total derivatives not designated as hedging instruments	$(35)	$(41)	$(170)	$(11)
Total derivatives	$(37)	$(43)	$(172)	$(87)
1.For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.
2.Recorded in cost of goods sold in the interim Combined Statements of Operations.
3.Recognized in other income (expense) - net in the interim Combined Statements of Operations. Note that net gain (loss) from foreign currency contracts was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the Company's operations. See Note 5 - Supplementary Information, to the interim Combined Financial Statements, for additional information.
4.The net gain (loss) relating to commodity contracts that are not designated as hedging instruments that were recorded in cost of goods sold, in the interim Combined Statements of Operations, are mostly offset by the related net gain (loss) on third-party grower contracts denominated as liabilities.

NOTE 15 — FAIR VALUE MEASUREMENTS

The  table below summarizes the basis used to measure certain assets and liabilities relating to marketable securities and derivative assets and liabilities at fair value on a recurring basis:

	September 30, 2026	December 31, 2025	September 30, 2025
(In millions)	Level 2 [1]	Level 2 [1]	Level 2 [1]
Assets at fair value:
Marketable securities	$—	$1	$1
Debt securities:
Foreign government bonds [2]	$—	$1	$1
Derivatives relating to: [3]
Foreign currency contracts	$10	$—	$—
Commodity contracts	$4	$2	$4
Total assets at fair value	$14	$4	$6
Liabilities at fair value:
Derivatives relating to: [3]
Foreign currency contracts	$34	$—	$—
Commodity contracts	$13	$7	$15
Total liabilities at fair value	$47	$7	$15
1.Reflects significant other observable inputs.
2.Represents the Company's investments in debt securities that are classified as available-for-sale, which are included in marketable securities and other assets in the interim Combined Balance Sheets.
3.See Note 14 - Financial Instruments, to the interim Combined Financial Statements, for the classification of derivatives in the interim Combined Balance Sheets.

NOTE 16 — RELATED PARTIES

The Seed Business has historically operated as an operating segment of Corteva. Allocations of certain expenses for services from Corteva including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation, are included in the interim Combined Financial Statements. These expenses have been allocated on a pro rata basis using net sales as a measure. The Seed Business and Corteva consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided. Management does not believe that it is practicable to estimate the expense the Seed Business would have incurred as a stand-alone company. The amount of actual costs that may have been incurred if the Seed Business were a stand-alone company would depend on a number of factors, including the Seed Business’ chosen organizational structure, which functions were outsourced or performed by Seed Business employees, contract terms negotiated with third party providers, and strategic decisions made in areas such as information technology and infrastructure.
Corporate Expense Allocations

The Seed Business’ interim Combined Financial Statements include an allocation of expenses incurred by Corteva for specified functions, primarily general corporate activities, delivered centrally. Such costs specifically identifiable to the Seed Business were first quantified, after which the allocation methodology was used.
The following corporate expense allocations are included in the interim Combined Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Research and development expense	$—	$—	$1	$1
Selling, general and administrative expenses	$26	$18	$61	$52
Restructuring and asset related charges - net	$(2)	$—	$4	$—
Total	$24	$18	$66	$53

Related Party Purchases
The Seed Business purchased seed treatment products used in production from Corteva's Crop Protection operating segment for the three and nine months ended September 30, 2026 were $132 million and $253 million, respectively, and $87 million and $189 million for the three and nine months ended September 30, 2025, respectively. The Seed Business recognized the cost of such products in cost of goods sold upon the sale of the treated seed to the customer. In preparing the Seed Business’ interim Combined Financial Statements, it was determined that the steps necessary to bifurcate between intercompany payable balances that are settled routinely and those settled on an ad hoc basis, or not at all, were extensive in nature and would not result in a material impact to the accounts payable balances reported on the Seed Business’ interim Combined Financial Statements. Therefore, all related party purchases were treated as those which are not settled in cash, which are recorded as equity transactions and included within the net Parent investment amount in the interim Combined Balance Sheets.
Net Parent Investment
Net transfers between Corteva and the Seed Business are reflected within net transfers from (to) Parent in the interim Combined Statements of Cash Flows and the interim Combined Statements of Equity.
Transactions with Nonconsolidated Affiliates
The Seed Business holds investments in entities under the equity method ("nonconsolidated affiliates"). Such investments in nonconsolidated affiliates aggregated to $78 million, $75 million and $65 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Transactions during the periods consisted primarily of capital contributions to or distributions from the entities. The Seed Business held receivables from these nonconsolidated affiliates of $67 million, $63 million and $63 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, and payables to these nonconsolidated affiliates of $6 million, $4 million and $5 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. See Note 5 - Supplementary Information, to the interim Combined Financial Statements, for further details on equity earnings from these affiliates.

NOTE 17 — SEGMENT INFORMATION

The Seed Business’ operating segments reflect the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance, which is at the operating segment level (Americas and Rest of World). In April 2026, in anticipation of the proposed separation, the Seed Business realigned its segment structure. As a result, the Seed Business consists of two operating segments: Americas and Rest of World. All periods presented have been adjusted to conform to the new segment reporting structure. The Seed Business’ CODM is the Executive Vice President, Seed Business Unit.  The primary measure used by the Seed Business’ CODM for purposes of allocating resources to the segments and assessing segment performance is segment operating EBITDA.

Segment operating EBITDA is primarily utilized in the annual planning and monthly forecasting processes. On a monthly basis, the CODM considers variances between comparable prior year actual results and current year actual or forecasted results when evaluating the Seed Business’ success in delivering its innovative proprietary technology to farmers and monitoring of expected savings from cost and productivity actions. The CODM also utilizes segment operating EBITDA when evaluating the impacts of market-driven trends on segment performance, such as input costs and inflationary and currency impacts.

The Seed Business defines segment operating EBITDA as earnings (loss) (i.e., income (loss) before income taxes) before interest, depreciation, amortization, research and development expense, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating (benefits) costs consists of non-operating pension and other post-employment benefit (OPEB) credits (costs) and tax indemnification adjustments. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement between Corteva and Dow and/or DuPont, that are recorded by the Company as pre-tax income or expense. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the respective segment results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

Corporate Profile
The Seed Business conducts its global operations through the following operating segments: Americas and Rest of World. The Company is a leader in many key seed markets, including North America corn and soybeans, Europe corn and sunflower, as well as Brazil, India, South Africa and Argentina corn.

As of and for the Three Months Ended September 30, (In millions)	Americas	Rest of World	Total
2026
Net sales	$579	$326	$905
Segment operating EBITDA	(108)	82	(26)
Depreciation and amortization [1]	148	39	187
Purchases of property, plant and equipment [2]	57	15	72

2025
Net sales	$566	$351	$917
Segment operating EBITDA	(115)	131	16
Depreciation and amortization [1]	143	38	181
Purchases of property, plant and equipment [2]	66	7	73
1.Depreciation and amortization excludes depreciation expense incurred by the research and development function, which amounted to $20 million and $20 million for the three months ended September 30, 2026 and 2025, respectively.
2.Purchases of property, plant and equipment excludes purchases made by the research and development function, which amounted to $18 million and $27 million for the three months ended September 30, 2026 and 2025, respectively.

As of and for the Nine Months Ended September 30, (In millions)	Americas	Rest of World	Total
2026
Net sales	$6,688	$1,772	$8,460
Segment operating EBITDA	2,786	525	3,311
Depreciation and amortization [1]	464	121	585
Purchases of property, plant and equipment [2]	130	26	156

2025
Net sales	$6,456	$1,705	$8,161
Segment operating EBITDA	2,544	547	3,091
Depreciation and amortization [1]	431	114	545
Purchases of property, plant and equipment [2]	150	14	164
1.Depreciation and amortization excludes depreciation expense incurred by the research and development function, which amounted to $62 million and $59 million for the nine months ended September 30, 2026 and 2025, respectively.
2.Purchases of property, plant and equipment excludes purchases made by the research and development function, which amounted to $53 million and $51 million for the nine months ended September 30, 2026 and 2025, respectively.
Reconciliation of Segment Profitability

(In millions)	Americas	Rest of World	Total
For the Three Months Ended September 30, 2026
Net sales	$579	$326	$905
Cost of goods sold	437	155	592
Other expenses [1]	250	89	339
Segment operating EBITDA	(108)	82	(26)

(In millions)	Americas	Rest of World	Total
For the Three Months Ended September 30, 2025
Net sales	$566	$351	$917
Cost of goods sold	446	145	591
Other expenses [1]	235	75	310
Segment operating EBITDA	(115)	131	16

(In millions)	Americas	Rest of World	Total
For the Nine Months Ended September 30, 2026
Net sales	$6,688	$1,772	$8,460
Cost of goods sold	2,673	965	3,638
Other expenses [1]	1,229	282	1,511
Segment operating EBITDA	2,786	525	3,311

(In millions)	Americas	Rest of World	Total
For the Nine Months Ended September 30, 2025
Net sales	$6,456	$1,705	$8,161
Cost of goods sold	2,818	904	3,722
Other expenses [1]	1,094	254	1,348
Segment operating EBITDA	2,544	547	3,091
1. Other expenses consisted primarily of selling, general and administrative expenses, net of depreciation add-back.

Reconciliation to Interim Combined Financial Statements

Income (loss) after income taxes to segment operating EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(475)	$(368)	$1,051	$1,185
Provision for (benefit from) income taxes	(163)	(104)	387	451
Income (loss) before income taxes	$(638)	$(472)	$1,438	$1,636
Depreciation and amortization	207	201	647	604
Interest income	(12)	(11)	(32)	(32)
Interest expense	23	2	27	4
Research and development expense, net of depreciation	247	218	718	673
Exchange (gains) losses - net	30	47	162	67
Non-operating (benefits) costs - net	(1)	3	20	8
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(2)	3	13	31
Significant items (benefit) charge	(5)	—	28	40
Separation costs [1]	99	7	228	7
Corporate expenses	26	18	62	53
Segment operating EBITDA	$(26)	$16	$3,311	$3,091
1.Separation costs include costs incurred to prepare for the separation of the Seed Business from Corteva. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees.
Significant Pre-tax (Charges) Benefits Not Included in Segment Operating EBITDA
The three and nine months ended September 30, 2026 and 2025, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating EBITDA:

(In millions)	Americas	Rest of World	Corporate	Total
For the Three Months Ended September 30, 2026
Restructuring and asset related charges - net [1]	$—	$—	$5	$5
Total	$—	$—	$5	$5

(In millions)	Americas	Rest of World	Corporate	Total
For the Three Months Ended September 30, 2025
Restructuring and asset related charges - net [1]	$—	$1	$(1)	$—
Total	$—	$1	$(1)	$—

(In millions)	Americas	Rest of World	Corporate	Total
For the Nine Months Ended September 30, 2026
Restructuring and asset related charges - net [1]	$—	$—	$(28)	$(28)
Total	$—	$—	$(28)	$(28)

(In millions)	Americas	Rest of World	Corporate	Total
For the Nine Months Ended September 30, 2025
Restructuring and asset related charges - net [1]	$(3)	$—	$—	$(3)
AltEn facility remediation charges [2]	$(37)	$—	$—	$(37)
Total	$(40)	$—	$—	$(40)
1.Includes restructuring plans and asset related charges. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Combined Financial Statements, for additional information.
2.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva's estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 11 - Commitments and Contingent Liabilities, to the interim Combined Financial Statements, for additional information.

NOTE 18 — SUBSEQUENT EVENTS

No recognizable subsequent events have occurred after September 30, 2026, but before November 12, 2026, which is the date the interim Consolidated Financial Statements of Corteva for the quarter ended September 30, 2026, from which these interim Combined Financial Statements are derived, were issued.

The Vylor Separation and Distribution
On October 1, 2026, the Vylor Separation from Corteva, Inc. was completed.

In connection with the Vylor Separation, Corteva and Vylor entered into various agreements to effect the Vylor Separation and provide a framework for their relationship after the Vylor Separation, including the Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreements, Commercial Agreements, Intellectual Property Matters Agreement and other ancillary agreements. These agreements provide for the allocation between Corteva and Vylor of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the Vylor Separation from Corteva and govern certain relationships between Corteva and Vylor after the Vylor Separation.

On October 1, 2026, in connection with the consummation of the Vylor Separation, Corteva transferred the Seed Business to Vylor, in exchange for, among other consideration, a cash distribution from Vylor of $761 million. Subsequent to the Vylor Separation, Vylor transferred $183 million to Corteva in settlement of an intercompany note that was issued by Vylor to Corteva as part of pre-separation arrangements associated with the establishment of Vylor and Corteva’s starting capital structures. Additionally, Corteva transferred $82 million to Vylor subsequent to the Vylor Separation in finalizing the opening balance sheets of the companies.

Dividend and Share Repurchase Program
In October 2026, Vylor’s Board of Directors declared a quarterly cash dividend of $0.13 per share, payable on December 7, 2026 to stockholders of record as of November 30, 2026.

The Board also authorized a new $3 billion multi-year share repurchase program. Under the share repurchase program, which is immediately effective and does not expire, shares of Vylor’s common stock may be repurchased periodically in open-market or private transactions. The actual timing, number and value of shares repurchased under the Company's authorized share repurchase program will depend on a variety of factors determined by management, including the market price of Vylor common stock, general market and economic conditions, applicable legal requirements and other business considerations and uses of capital, including organic growth, dividends, and acquisitions.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to Corteva and does not reflect the Seed Business on a standalone basis.

Cautionary Statements About Forward-Looking Statements

This report contains certain estimates and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and may be identified by their use of words like “plans,” “outlook,” “will,” “is designed to,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about Corteva’s financial results or outlook; strategy for growth; product development; regulatory approvals; market position; capital allocation strategy; liquidity; sustainability targets and initiatives; the anticipated benefits of acquisitions, restructuring actions, or cost savings initiatives; the anticipated benefits and impacts of Corteva’s separation of its Seed business; and the outcome of contingencies, such as litigation and environmental matters, are forward-looking statements.

Forward-looking statements and other estimates are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements and other estimates also involve risks and uncertainties, many of which are beyond the company’s control. While the list of factors presented below is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the company’s business, results of operations and financial condition. Some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements include: (i) failure to obtain or maintain the necessary regulatory approvals for some of the company’s products; (ii) failure to successfully develop and commercialize the company’s pipeline; (iii) effect of the degree of public understanding and acceptance or perceived public acceptance of the company’s technology and other agricultural products; (iv) failure to comply with competition and antitrust laws; (v) costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws or permit requirements; (vi) effect of competition in the company’s industry; (vii) risks related to recent funding and staff reductions at U.S. government agencies; (viii) effect of climate change and unpredictable seasonal and weather factors; (ix) effect of changes in agricultural and related policies of governments and international organizations; (x) risks related to environmental litigation and the indemnification obligations of legacy EIDP liabilities; (xi) risks related to geopolitical and military conflict; (xii) effect of volatility in the company’s input costs; (xiii) risks related to the company’s global operations; (xiv) effect of industrial espionage and other disruptions to the company’s supply chain, information technology or network systems; (xv) impact of the company’s dependence on third parties with respect to certain of its raw materials or licenses and commercialization; (xvi) failure of the company’s customers to pay their debts to the company, including customer financing programs; (xvii) failure to effectively manage acquisitions, divestitures, alliances, restructurings, cost savings initiatives, and other portfolio actions; (xviii) failure to raise capital through the capital markets or short-term borrowings on terms acceptable to the company; (xix) increases in pension and other post-employment benefit plan funding obligations; (xx) risks related to pandemics or epidemics; (xxi) capital markets sentiment towards sustainability matters; (xxii) risks related to the company’s intellectual property rights or defense against intellectual property claims asserted by others; (xxiii) the effect of counterfeit products; (xxiv) risks related to Corteva’s separation from DowDuPont; and (xxv) risks related to the Vylor Separation including, but not limited to, whether the objectives of the separation will be achieved; the terms, structure, benefits and costs of any action or transaction resulting from the separation; risks related to Corteva and Vylor providing services to one another; the risk of any unexpected costs or expenses resulting from the separation, and the risk of any litigation as a result of, or relating to, the separation, including but not limited to fraudulent conveyance claims.

Additionally, there may be other risks and uncertainties that Vylor is unable to currently identify or that Vylor does not currently expect to have a material impact on its business. Where, in any forward-looking statement or other estimate, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Vylor’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Vylor disclaims and does not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-

looking statements is included in the “Risk Factors” section of Corteva’s Annual Report, as modified by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Recent Developments

Vylor Separation
On October 1, 2026, the company completed its previously announced separation into two independent, publicly traded companies through the separation of Corteva’s seed operating segment into an independent, publicly traded company, Vylor Inc. The Vylor Separation was effected through a pro rata distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Vylor to holders of common stock, par value $0.01 per share, of Corteva as of the close of business on September 24, 2026. The transaction was intended to be a tax-free spin-off for U.S. federal income tax purposes.

2026 Restructuring Actions
On March 15, 2026, management of the company approved a restructuring program designed to align the company’s organizational structure and geographic footprint with the operational needs of each function as the company prepared for the intended separation of its businesses (the “2026 Restructuring Actions”). The restructuring actions primarily consist of workforce reductions across commercial and functional support areas and are intended to right‑size the organization and support the future standalone operating models. The restructuring actions are expected to be substantially complete by December 2026.

The company expects to incur aggregate pre‑tax restructuring and asset related charges of approximately $70 million to $80 million in connection with the 2026 Restructuring Actions, consisting solely of severance and related benefit costs. Reductions in workforce are subject to local regulatory requirements. For the nine months ended September 30, 2026, the company recorded pre‑tax restructuring and asset related charges of $76 million, which consist entirely of severance and related benefit costs and are classified as corporate‑related charges. At September 30, 2026, the restructuring liability was $45 million.

The 2026 Restructuring Actions are expected to contribute to the company’s ongoing cost and productivity improvement efforts through achieving an estimated $115 million to $125 million of savings on a run rate basis by 2027. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for further details.

Crop Protection Operations Strategy Restructuring Program
On November 5, 2023, management of the company approved a plan to further optimize its Crop Protection network of manufacturing and external partners (the “Crop Protection Operations Strategy Restructuring Program"). On June 12, 2026, the company disclosed that its management recently committed to the next phase of the plan to include the intended cessation of the company’s production activities at its site in Asturias, Spain. The intended cessation is subject to a consultation process with the applicable works council and union representatives at the facility. Management revisions were also made to previous estimates associated with the company’s exit of its Pittsburg, California production activities. See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for further details.

Overview
The following is a summary of results from continuing operations for the three months ended September 30, 2026:
•The company reported net sales of $2,458 million, down 6 percent versus the same quarter last year, reflecting a 6 percent decrease in volume and a 2 percent decrease in price, partially offset by a 2 percent favorable impact from currency.
•Cost of goods sold totaled $1,534 million in the third quarter of 2026, down from $1,644 million in the third quarter of 2025, which was primarily driven by lower volumes and ongoing cost and productivity actions.
•Restructuring and asset related charges - net were $17 million in the third quarter of 2026, a decrease from $30 million in the third quarter of 2025. The charges for the three months ended September 30, 2026 were primarily comprised of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $(527) million, as compared to $(308) million in the same quarter last year.
•Operating EBITDA was $(68) million for the three months ended September 30, 2026, down from $49 million for the three months ended September 30, 2025, primarily driven by Crop Protection pricing pressure, lower volumes, higher information technology and legal support fees, and increased investment in research and development, partially offset by ongoing cost and productivity actions, net royalty improvements, and favorable currency impacts. Refer to the company’s non-GAAP financial measures for further discussion.
The following is a summary of results from continuing operations for the nine months ended September 30, 2026:
•The company reported net sales of $13,742 million, up 2 percent versus the same period last year, reflecting a 2 percent favorable impact from currency.
•Cost of goods sold totaled $6,624 million in the nine months ended September 30, 2026, down from $6,918 million for the nine months ended September 30, 2025, which was driven by lower volumes, lower input costs, and ongoing cost and productivity actions partially offset by unfavorable impacts of currency.
•Restructuring and asset related charges - net were $158 million for the nine months ended September 30, 2026, an increase from $131 million for the nine months ended September 30, 2025. The charges for the nine months ended September 30, 2026 were primarily comprised of severance and related benefit costs under the 2026 Restructuring Actions, along with severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program.
•Income (loss) from continuing operations after income taxes was $1,415 million, as compared to $1,741 million in the same period last year.
•Operating EBITDA was $3,631 million for the nine months ended September 30, 2026, up from $3,402 million for the nine months ended September 30, 2025, primarily driven by favorable Seed pricing and mix, net royalty improvement, lower input costs, ongoing cost and productivity actions and favorable impacts of currency, partially offset by Crop Protection pricing pressure, higher information technology and legal support fees, and increased investment in research and development. Refer to the company’s non-GAAP financial measures for further discussion.
In addition to the financial highlights above, the following event occurred during the nine months ended September 30, 2026:
•The company returned approximately $860 million to shareholders during the nine months ended September 30, 2026 under its previously announced share repurchase programs and through common stock dividends.

Results of Operations

Net Sales
Net sales were $2,458 million and $2,618 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by a 6 percent decrease in volume and a 2 percent decrease in price, partially offset by a 2 percent favorable impact from currency. The decrease in volume was driven by declines in both Seed and Crop Protection. Seed experienced volume declines across all regions due to timing shifts in North America, dry weather in EMEA and Asia Pacific, and the shift to soybean out-licensing in Latin America. Crop Protection volumes reflected weak market conditions in Brazil, partially offset by new product growth across all regions. The decrease in price was driven by competitive Crop Protection pricing in Latin America and North America acetochlor, partially offset by Seed pricing increases across all regions which were driven by higher out-licensing income and demand for top technology. The favorable currency impacts were driven by the Brazilian Real and South African Rand, partially offset by the Indian Rupee.

	Three Months Ended September 30,
	2026		2025
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$2,458	100%	$2,618	100%
North America [1]	764	31%	707	27%
EMEA [2]	488	20%	462	18%
Latin America	942	38%	1,161	44%
Asia Pacific	264	11%	288	11%

	Q3 2026 vs. Q3 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America [1]	$57	8%	(4)%	12%	—%	—%
EMEA [2]	26	6%	1%	1%	4%	—%
Latin America	(219)	(19)%	(3)%	(19)%	3%	—%
Asia Pacific	(24)	(8)%	—%	(5)%	(3)%	—%
Total	$(160)	(6)%	(2)%	(6)%	2%	—%
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

Net sales were $13,742 million and $13,491 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by a 2 percent favorable impact from currency. Volumes were generally flat, with increases in Crop Protection new products and in soybean acreage in North America, partially offset by lower Crop Protection volumes in Latin America, dry weather impacting Seed volumes in EMEA and Asia Pacific, and the shift to soybean out-licensing in Latin America. Price was generally flat, with Seed pricing increases across all regions, led by corn, and higher out-licensing income were offset by Crop Protection pricing pressure, particularly in Latin America. The favorable currency impacts were driven by the Euro and Brazilian Real, partially offset by the Indian Rupee and Turkish Lira.

	Nine Months Ended September 30,
	2026		2025
	Net Sales ($ Millions)%		Net Sales ($ Millions)%
Worldwide	$13,742	100%	$13,491	100%
North America [1]	7,751	56%	7,546	56%
EMEA [2]	2,873	21%	2,686	20%
Latin America	2,127	16%	2,275	17%
Asia Pacific	991	7%	984	7%

	Nine Months 2026 vs. Nine Months 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America [1]	$205	3%	1%	1%	1%	—%
EMEA [2]	187	7%	1%	—%	6%	—%
Latin America	(148)	(7)%	(4)%	(9)%	6%	—%
Asia Pacific	7	1%	—%	3%	(2)%	—%
Total	$251	2%	—%	—%	2%	—%
1.Represents U.S. and Canada.
2.Europe, Middle East and Africa (“EMEA”).

Cost of Goods Sold (“COGS”)
COGS was $1,534 million (62 percent of net sales) and $1,644 million (63 percent of net sales) for the three months ended September 30, 2026 and 2025, respectively, and $6,624 million (48 percent of net sales) and $6,918 million (51 percent of net sales) for the nine months ended September 30, 2026 and 2025, respectively. The change in the three months ended September 30, 2026 was primarily driven by lower volumes, lower input costs, and ongoing cost and productivity actions. The change in the nine months ended September 30, 2026 was driven by lower volumes, lower input costs, ongoing cost and productivity actions, and net royalty improvement partially offset by unfavorable currency impacts.

Research and Development Expense (“R&D”)
R&D expense was $397 million (16 percent of net sales) and $351 million (13 percent of net sales) for the three months ended September 30, 2026 and 2025, respectively, and $1,126 million (8 percent of net sales) and $1,061 million (8 percent of net sales) for the nine months ended September 30, 2026 and 2025, respectively. The increase in R&D expense is in support of the company’s long-term investment plans and was primarily driven by increases in salaries, contract labor, outside contract research, field, lab and facilities costs, and unfavorable currency impacts, partially offset by cost recoveries received from third parties.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $732 million (30 percent of net sales) and $725 million (28 percent of net sales) for the three months ended September 30, 2026 and 2025, respectively. The change was primarily driven by increases in personnel and information technology costs and legal support fees, partially offset by lower bad debt expense, promotion and advertising fees, consulting and professional fees and commissions.

SG&A expenses were $2,773 million (20 percent of net sales) and $2,632 million (20 percent of net sales) for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily driven by unfavorable currency impacts and increases in personnel and information technology costs, legal support fees, and consulting and professional fees, partially offset by lower promotion and advertising fees and commissions.

Amortization of Intangibles
Intangible asset amortization was $159 million and $162 million for the three months ended September 30, 2026 and 2025, respectively, and $513 million and $485 million for the nine months ended September 30, 2026 and 2025, respectively. The change for the nine months ended September 30, 2026 was driven primarily by the acceleration of amortization expense related to certain trade names that were retired during the second quarter of 2026. See Note 10 - Other Intangible Assets, to the interim Consolidated Financial Statements, for additional information.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $17 million and $30 million for the three months ended September 30, 2026 and 2025, respectively, and $158 million and $131 million for the nine months ended September 30, 2026 and 2025, respectively. The charges in the three and nine months of 2026 primarily consisted of severance and related benefit costs, asset related charges, decommissioning and demolition costs and contract terminations under the Crop Protection Operations Strategy Restructuring Program. The charges in the nine months ended September 30, 2026 also included severance and related benefit costs under the 2026 Restructuring Actions.
See Note 4 - Restructuring and Asset Related Charges - Net, to the interim Consolidated Financial Statements, for additional information.

Other Income (Expense) - Net
Other income (expense) - net was $(34) million and $(23) million for the three months ended September 30, 2026 and 2025, respectively. Higher other expense was driven by higher net exchange losses and higher miscellaneous expenses, partially offset by higher non-operating pension and OPEB credits.

Other income (expense) - net was $(266) million and $95 million for the nine months ended September 30, 2026 and 2025, respectively. Higher other expense was driven by higher net exchange losses, litigation settlements and higher miscellaneous expenses, partially offset by higher non-operating pension and OPEB credits. The nine months ended September 30, 2025 also includes the receipt of insurance proceeds related to prior significant items.

See Note 5 - Supplementary Information, to the interim Consolidated Financial Statements, for additional information.

Interest Expense
Interest expense was $75 million and $46 million for the three months ended September 30, 2026 and 2025, respectively, and $158 million and $134 million for the nine months ended September 30, 2026 and 2025, respectively. The increases were driven by higher commercial paper outstanding, higher refinancing rate of the May 2026 senior notes, and cost of new credit facilities.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company’s benefit from income taxes on continuing operations was $(62) million for the three months ended September 30, 2026 on pre-tax loss from continuing operations of $(589) million, resulting in an effective tax rate of 10.5 percent. The effective tax rate was unfavorably impacted by a $45 million charge associated with various transactions executed to facilitate the planned separation of its businesses, and $7 million of net tax charges associated with changes in deferred taxes and accruals for certain prior year tax positions.

The company’s benefit from income taxes on continuing operations was $(62) million for the three months ended September 30, 2025 on pre-tax loss from continuing operations of $(370) million, resulting in an effective tax rate of 16.8 percent. The effective tax rate was unfavorably impacted by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as geographic mix of earnings.

The company’s provision for income taxes on continuing operations was $479 million for the nine months ended September 30, 2026 on pre-tax income from continuing operations of $1,894 million, resulting in an effective tax rate of 25.3 percent. The effective tax rate was unfavorably impacted by a $45 million charge associated with various transactions executed to facilitate the planned separation of its businesses, a $50 million charge associated with the Discretionary Pension Contribution, valuation allowances on certain foreign tax credits, and withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings. Those unfavorable impacts were partially offset by $49 million of net tax benefits associated with changes in deferred taxes and accruals for certain prior year tax positions, as well as $31 million of net tax benefits related to intellectual property realignment.

The company’s provision for income taxes on continuing operations was $477 million for the nine months ended September 30, 2025 on pre-tax income from continuing operations of $2,218 million, resulting in an effective tax rate of 21.5 percent. The effective tax rate was favorably impacted by a $55 million deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization, as well as net tax benefits associated with changes in accruals for certain prior year tax positions. Those favorable impacts were partially offset by tax impacts of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax-deductible in their local jurisdictions, as well as withholding taxes on repatriation of cash held outside of the U.S. primarily from current year earnings.

Income (Loss) from Discontinued Operations After Tax
Income (loss) from discontinued operations after tax was $(41) million and $(95) million for the three and nine months ended September 30, 2026, respectively. The result for the three and nine months ended September 30, 2026 was driven by the company’s purchase of Chemours’ future interest, if any, in certain insurance proceeds, as discussed in the section entitled “Other PFOA Matters” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements. In addition, the three and nine months ended September 30, 2026 included charges recognized relating to the MOU with Chemours and DuPont, comprised of litigation charges as well as PFAS environmental remediation activities, along with other environmental matters.

Income (loss) from discontinued operations after tax was $(10) million and $(87) million for the three and nine months ended September 30, 2025, respectively. The after-tax charge for the three months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont relating to PFAS environmental remediation activities primarily at Chemours’ Fayetteville Works facility, along with other environmental matters. The after-tax charge for the nine months ended September 30, 2025 was driven by charges recognized relating to the MOU with Chemours and DuPont, comprised of a litigation charge associated with the NJ Statewide Settlement as well as PFAS environmental remediation activities primarily at Chemours’ Fayetteville Works facility, along with other environmental matters.

Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Guidance, to the interim Consolidated Financial Statements, for a description of recent accounting pronouncements.

Segment Reviews
The company operates in two operating segments: Seed and Crop Protection.

Seed
The company’s Seed segment is a global leader in developing and supplying commercial seed combining superior germplasm with advanced traits to produce high yield potential for farmers around the world. The segment offers seed and trait technologies that improve resistance to weather, diseases, pests and herbicides used to manage weeds. Its digital solutions provide data driven insights that assist farmer decision-making with a view to optimize product selection and, ultimately, help maximize yield and profitability. The segment competes in a wide variety of agricultural markets.

Crop Protection
The Crop Protection segment serves the global agricultural input industry with products that protect against weeds, insects and other pests, and disease, and that improve overall crop health both above and below ground via nitrogen management and seed-applied technologies. The segment offers crop protection solutions and digital solutions that provide farmers the tools they need to improve productivity and profitability, and help keep fields free of weeds, insects and diseases. The segment is a leader in global herbicides, insecticides, pasture and range management herbicides and biologicals.

Summarized below are comments on individual segment net sales and segment operating EBITDA for the three and nine months ended September 30, 2026, compared with the same periods in 2025. The company defines segment operating EBITDA as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, corporate expenses, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. See Note 17 - Segment Information, to the interim Consolidated Financial Statements, for details related to significant pre-tax benefits (charges) excluded from segment operating EBITDA. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating EBITDA to income (loss) from continuing operations after income taxes for the three and nine months ended September 30, 2026 and 2025 is included in Note 17 - Segment Information, to the interim Consolidated Financial Statements.

Seed	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$905	$917	$8,460	$8,161
Segment operating EBITDA	$(246)	$(193)	$2,754	$2,512

Seed	Q3 2026 vs. Q3 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$17	10%	19%	(9)%	—%	—%
EMEA	6	2%	5%	(10)%	7%	—%
Latin America	(4)	(1)%	2%	(7)%	4%	—%
Asia Pacific	(31)	(35)%	5%	(34)%	(6)%	—%
Total	$(12)	(1)%	7%	(11)%	3%	—%

Seed	Q3 2026 vs. Q3 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$21	4%	5%	(7)%	6%	—%
Soybean	(53)	(35)%	12%	(48)%	1%	—%
Other oilseeds	8	6%	5%	4%	(3)%	—%
Other	12	32%	11%	18%	3%	—%
Total	$(12)	(1)%	7%	(11)%	3%	—%

Seed	Nine Months 2026 vs. Nine Months 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$191	3%	2%	1%	—%	—%
EMEA	98	7%	4%	(2)%	5%	—%
Latin America	41	6%	4%	(6)%	8%	—%
Asia Pacific	(31)	(9)%	7%	(10)%	(6)%	—%
Total	$299	4%	3%	(1)%	2%	—%

Seed	Nine Months 2026 vs. Nine Months 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Corn	$232	4%	4%	(2)%	2%	—%
Soybean	9	1%	—%	—%	1%	—%
Other oilseeds	72	13%	7%	5%	1%	—%
Other	(14)	(5)%	(1)%	(3)%	(1)%	—%
Total	$299	4%	3%	(1)%	2%	—%

Seed
Seed net sales were $905 million in the third quarter of 2026, down 1 percent from $917 million in the third quarter of 2025. The sales decrease over the prior period was driven by an 11 percent decrease in volume, partially offset by a 7 percent increase in price and a 3 percent favorable impact from currency. The decrease in volume was driven by timing shifts in North America, dry weather in EMEA and Asia Pacific, and the shift to soybean out-licensing in Latin America. The increase in pricing and mix was broad-based across all regions, including increased out-licensing income particularly in North America. The favorable currency impacts were driven by the Brazilian Real and South African Rand, partially offset by the Indian Rupee.

Segment operating EBITDA was $(246) million in the third quarter of 2026, down 27 percent from $(193) million in the third quarter of 2025. The decrease was driven by lower volumes, higher information technology and legal support fees, and increased investment in research and development, partially offset by net royalty improvements, favorable pricing and mix, ongoing cost and productivity actions, and favorable currency impacts. Segment operating EBITDA margin contracted by approximately 615 basis points versus the prior-year period.

Seed net sales were $8,460 million in the first nine months of 2026, up 4 percent from $8,161 million in the first nine months of 2025. The sales increase over the prior period was driven by a 3 percent increase in price and a 2 percent favorable impact from currency, partially offset by a 1 percent decrease in volume. The increase in price was driven by pricing increases across all regions, including increased out-licensing income particularly in North America. The decrease in volume was driven by dry weather impacting EMEA and Asia Pacific and the shift to soybean out-licensing in Latin America, partially offset by higher soybean acreage in North America. The favorable currency impacts were driven by the Euro and Brazilian Real, partially offset by the Turkish Lira and Indian Rupee.

Segment operating EBITDA was $2,754 million in the first nine months of 2026, up 10 percent from $2,512 million in the first nine months of 2025. The increase was driven by favorable pricing and mix, net royalty improvement, and ongoing cost and productivity actions, partially offset by lower volumes, higher information technology and legal support fees, and increased investment in research and development. Segment operating EBITDA margin improved by approximately 175 basis points versus the prior-year period.

Crop Protection	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$1,553	$1,701	$5,282	$5,330
Segment Operating EBITDA	$213	$279	$989	$990

Crop Protection	Q3 2026 vs. Q3 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$40	8%	(11)%	19%	—%	—%
EMEA	20	10%	(3)%	15%	(2)%	—%
Latin America	(215)	(28)%	(6)%	(25)%	3%	—%
Asia Pacific	7	4%	(1)%	8%	(3)%	—%
Total	$(148)	(9)%	(7)%	(2)%	—%	—%

Crop Protection	Q3 2026 vs. Q3 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$(82)	(10)%	(10)%	(1)%	1%	—%
Insecticides	(13)	(3)%	(3)%	—%	—%	—%
Fungicides	(51)	(23)%	(9)%	(16)%	2%	—%
Biologicals	(32)	(22)%	(1)%	(23)%	2%	—%
Other	30	27%	1%	25%	1%	—%
Total	$(148)	(9)%	(7)%	(2)%	—%	—%

Crop Protection	Nine Months 2026 vs. Nine Months 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
North America	$14	1%	(4)%	4%	1%	—%
EMEA	89	7%	(1)%	2%	6%	—%
Latin America	(189)	(12)%	(8)%	(10)%	6%	—%
Asia Pacific	38	6%	(3)%	10%	(1)%	—%
Total	$(48)	(1)%	(4)%	—%	3%	—%

Crop Protection	Nine Months 2026 vs. Nine Months 2025		Percent Change Due To:
	Net Sales Change		Price &			Portfolio /
($ In millions)	$	%	Product Mix	Volume	Currency	Other
Herbicides	$22	1%	(4)%	2%	3%	—%
Insecticides	(9)	(1)%	(4)%	2%	1%	—%
Fungicides	(100)	(12)%	(4)%	(12)%	4%	—%
Biologicals	(57)	(17)%	(4)%	(18)%	5%	—%
Other	96	34%	(4)%	35%	3%	—%
Total	$(48)	(1)%	(4)%	—%	3%	—%

Crop Protection
Crop Protection net sales were $1,553 million in the third quarter of 2026, down 9 percent from $1,701 million in the third quarter of 2025. The sales decrease over the prior period was driven by a 7 percent decline in price and a 2 percent decrease in volume. The price decline was primarily due to competitive dynamics in Latin America, along with pricing pressure on North America acetochlor. Crop Protection volumes reflected weak market conditions in Brazil, partially offset by new product growth across all regions.

Segment operating EBITDA was $213 million in the third quarter of 2026, down 24 percent from $279 million in the third quarter of 2025. The decrease was driven by unfavorable pricing and increased investment in research and development, partially offset by ongoing cost and productivity actions and lower selling expenses. Segment operating EBITDA margin contracted by approximately 270 basis points versus the prior-year period.

Crop Protection net sales were $5,282 million in the first nine months of 2026, down 1 percent from $5,330 million in the first nine months of 2025. The sales decrease over the prior period was driven by a 4 percent decline in price, partially offset by a 3 percent favorable impact from currency. Volume was flat as growth from new products across all regions was offset by declines in Latin America, reflecting weak market conditions. Lower price reflected broad pricing pressure, most notably in Latin America, with more targeted pressure in North America. The favorable currency impacts were driven by the Brazilian Real and the Euro, partially offset by the Indian Rupee.

Segment operating EBITDA was $989 million in the first nine months of 2026, generally flat with $990 million in the first nine months of 2025. Unfavorable pricing, increased investment in research and development and higher administrative costs were offset by ongoing cost and productivity actions and favorable impacts of currency. Segment operating EBITDA margin improved by approximately 15 basis points versus the prior-year period.

Non-GAAP Financial Measures

The company presents certain financial measures that do not conform to U.S. GAAP and are considered non-GAAP measures. These measures include Operating EBITDA and operating earnings (loss) per share. Management uses these measures internally for planning and forecasting, including allocating resources and evaluating incentive compensation. Management believes that these non-GAAP measures best reflect the ongoing performance of the company during the periods presented and provide more relevant and meaningful information to investors as they provide insight with respect to ongoing operating results of the company and a more useful comparison of year over year results. These non-GAAP measures supplement the company’s U.S. GAAP disclosures and should not be viewed as an alternative to U.S. GAAP measures of performance. Furthermore, such non-GAAP measures may not be consistent with similar measures provided or used by other companies. Reconciliations for these non-GAAP measures to U.S. GAAP are provided below.

Operating EBITDA is defined as earnings (loss) (i.e., income (loss) from continuing operations before income taxes) before interest, depreciation, amortization, non-operating benefits (costs), foreign exchange gains (losses), and net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting, excluding the impact of significant items and separation costs. Non-operating benefits (costs) consists of non-operating pension and OPEB credits (costs), tax indemnification adjustments and environmental remediation and legal costs associated with legacy businesses and sites. Tax indemnification adjustments relate to changes in indemnification balances, as a result of the application of the terms of the Tax Matters Agreement, between Corteva and Dow and/or DuPont that are recorded by the company as pre-tax income or expense. Operating earnings (loss) per share is defined as “earnings (loss) per common share from continuing operations - diluted” excluding the after-tax impact of significant items, the after-tax impact of separation costs, the after-tax impact of non-operating benefits (costs), the after-tax impact of amortization expense associated with intangible assets existing as of the Corteva Separation from DowDuPont, and the after-tax impact of net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting. Although amortization of the company’s intangible assets is excluded from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in amortization of additional intangible assets. Net unrealized gain or loss from mark-to-market activity for certain foreign currency derivative instruments that do not qualify for hedge accounting represents the non-cash net gain (loss) from changes in fair value of certain undesignated foreign currency derivative contracts. Upon settlement, which is within the same calendar year of execution of the contract, the realized gain (loss) from the changes in fair value of the non-qualified foreign currency derivative contracts will be reported in the relevant non-GAAP financial measures, allowing quarterly results to reflect the economic effects of the foreign currency derivative contracts without the resulting unrealized mark to fair value volatility.

The company also uses Free Cash Flow as a non-GAAP measure to evaluate and discuss its liquidity position and ability to generate cash. Free Cash Flow is defined as cash provided by (used for) operating activities – continuing operations, less capital expenditures. Management believes that Free Cash Flow provides investors with meaningful information regarding the company’s ongoing ability to generate cash through core operations, and the company’s ability to service its indebtedness, pay dividends (when declared), make share repurchases, and meet its ongoing cash needs for its operations.

Reconciliation of Income (Loss) from Continuing Operations after Income Taxes to Operating EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations after income taxes (GAAP)	$(527)	$(308)	$1,415	$1,741
Provision for (benefit from) income taxes on continuing operations	(62)	(62)	479	477
Income (loss) from continuing operations before income taxes (GAAP)	$(589)	$(370)	$1,894	$2,218
Depreciation and amortization	306	300	942	897
Interest income	(30)	(29)	(91)	(92)
Interest expense	75	46	158	134
Exchange (gains) losses - net	65	45	207	97
Non-operating (benefits) costs - net	(4)	14	(5)	27
Mark-to-market (gains) losses on certain foreign currency contracts not designated as hedges	(6)	6	18	58
Significant items (benefit) charge	16	30	278	56
Separation costs	99	7	230	7
Operating EBITDA (Non-GAAP)	$(68)	$49	$3,631	$3,402

Significant Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Restructuring and asset related charges - net	$(17)	$(30)	$(158)	$(131)
Litigation settlement [1]	1	—	(120)	—
Gain (loss) on sale of assets [2]	—	—	—	14
AltEn facility remediation charges [3]	—	—	—	(37)
Insurance proceeds [4]	—	—	—	98
Total pre-tax significant items benefit (charge)	$(16)	$(30)	$(278)	$(56)
Total tax (provision) benefit impact of significant items [5]	(5)	7	57	15
Tax only significant item benefit (charge) [6]	(45)	—	(45)	55
Total significant items benefit (charge), after tax	$(66)	$(23)	$(266)	$14
1.Relates to estimated settlements associated with various lawsuits filed as described in the section entitled “Federal Trade Commission Investigation” within Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.
2.Incremental gains (losses) associated with activities related to the 2022 Restructuring Actions. For additional information, refer to Note 6 - Restructuring and Asset Related Charges - Net, to the Consolidated Financial Statements, in the company’s 2024 Annual Report.
3.Relates to a charge to increase the remediation accrual at the AltEn facility relating to Corteva’s estimated voluntary contribution to the solid waste and wastewater remedial action plans. See Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for additional information.
4.Includes proceeds received related to prior significant items.
5.Unless specifically addressed above, the income tax effect on significant items was calculated based upon the enacted tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
6.The tax only significant item charge for the three and nine months ended September 30, 2026 was driven by legal entity restructuring activities associated with the Vylor Separation. The tax only significant item benefit for the nine months ended September 30, 2025 reflects a deferred tax benefit associated with a change in a legal entity’s U.S. tax characterization.

Reconciliation of Income (Loss) from Continuing Operations Attributable to Corteva and Earnings (Loss) Per Share of Common Stock from Continuing Operations - Diluted to Operating Earnings (Loss) and Operating Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations attributable to Corteva common stockholders (GAAP)	$(529)	$(310)	$1,406	$1,733
Less: Non-operating benefits (costs), after tax	—	(12)	(52)	(28)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(105)	(108)	(345)	(327)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	4	(4)	(14)	(44)
Less: Significant items benefit (charge), after tax	(66)	(23)	(266)	14
Less: Separation costs, after tax	(86)	(7)	(193)	(7)
Operating Earnings (Loss) (Non-GAAP)	$(276)	$(156)	$2,276	$2,125

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per Share)	2026	2025	2026	2025
Earnings (loss) per share of common stock from continuing operations attributable to Corteva common stockholders - diluted (GAAP)	$(0.79)	$(0.46)	$2.10	$2.54
Less: Non-operating benefits (costs), after tax	—	(0.02)	(0.08)	(0.04)
Less: Amortization of intangibles (existing as of Corteva Separation), after tax	(0.16)	(0.16)	(0.51)	(0.48)
Less: Mark-to-market gains (losses) on certain foreign currency contracts not designated as hedges, after tax	0.01	(0.01)	(0.02)	(0.06)
Less: Significant items benefit (charge), after tax	(0.10)	(0.03)	(0.40)	0.02
Less: Separation costs, after tax	(0.13)	(0.01)	(0.28)	(0.01)
Operating Earnings (Loss) Per Share (Non-GAAP)	$(0.41)	$(0.23)	$3.39	$3.11
Diluted Shares Outstanding (In millions)	667.8	678.7	670.7	683.1

Liquidity and Capital Resources

Information related to the company’s liquidity and capital resources can be found in the Corteva 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity & Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2026.

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Cash, cash equivalents and marketable securities	$3,933	$4,530	$2,586
Total debt	$7,446	$2,580	$4,373

The increase in debt balances from December 31, 2025 was primarily due to capital structure activities required to effect the Vylor Separation, as well as higher short-term debt to fund the company’s working capital needs, including the Bayer resolution payment and the FMC rimisoxafen prepayment, as well as capital spending, dividend payments and share repurchases. In addition, long-term debt balances increased from December 31, 2025 due to the issuance of the Vylor 2031 Notes, the Vylor 2036 Notes and the Corteva 2036 Notes. See further information in Note 11 - Short-Term Borrowings, Long-Term Debt and Available Credit Facilities, to the interim Consolidated Financial Statements.

The company believes its ability to generate cash from operations and access to capital markets and commercial paper markets will be adequate to meet anticipated cash requirements to fund its operations, including seasonal working capital, capital spending, dividend payments, share repurchases, pension obligations and litigation costs, net of recoveries. Corteva’s strong financial position, liquidity and credit ratings will provide access as needed to capital markets and commercial paper markets to fund seasonal working capital needs. The company’s liquidity needs can be met through a variety of sources, including cash provided by operating activities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing and committed receivable repurchase facilities. Corteva considers the borrowing costs and lending terms when selecting the source to fund its operations and working capital needs.

The company had access to approximately $7.8 billion, $6.2 billion and $6.3 billion at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, in committed and uncommitted unused credit lines, which includes the uncommitted revolving credit lines relating to the foreign currency loans. These facilities provide support to meet the company’s short-term liquidity needs and for general corporate purposes, which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, acquisitions and Corteva’s costs and expenses, including the settlement of litigation and environmental remediation. These facilities are provided to the company by highly rated and well capitalized global financial institutions.

Corteva Credit Facilities

Revolving Credit Facilities
In May 2022, the company entered into a $3 billion, five-year revolving credit facility and a $2 billion, three-year revolving credit facility (the “Revolving Credit Facilities”) expiring in May 2027 and May 2025, respectively. In June 2024, the Revolving Credit Facilities were refinanced for purposes of extending the maturity dates for the five-year and three-year revolving credit facilities to June 2029 and June 2027, respectively, and lowering the facility amount of the five-year revolving credit facility to $2.85 billion and the three-year revolving credit facility to $1.9 billion. In August 2026, the five-year revolving credit facility was refinanced at $2.85 billion for purposes of extending the maturity date to August 2031 and decreasing the facility amount to $2.0 billion upon consummation of the Vylor Separation on October 1, 2026. In addition, the three-year revolving credit facility was terminated upon consummation of the Vylor Separation. Borrowings under the Revolving Credit Facilities will have an interest rate equal to Term SOFR plus the applicable margin. The Revolving Credit Facilities may serve as a substitute to the company’s commercial paper program, and can be used, from time to time, for general corporate purposes including, but not limited to, the funding of seasonal working capital needs. The Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Revolving Credit Facilities contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2026, the company was in compliance with these covenants.

In February 2026, the company amended its January 2023 (as amended in July 2023, January 2024, February 2024 and February 2025) 364-day revolving credit agreement (the “364-Day Revolving Credit Facility”), increasing the facility amount from $750 million to $1.25 billion, extending the expiration date to February 2027 and amending the interest rate to Term SOFR plus the applicable margin. In February 2025, the company amended the 364-Day Revolving Credit Facility, decreasing the facility amount from $1 billion to $750 million and extending the expiration date to February 2026. In May 2026, the company drew down $600 million under the 364-Day Revolving Credit Facility, to repay the $600 million senior notes that matured in May 2026. On October 1, 2026, borrowings outstanding under the 364-Day Revolving Credit Facility were repaid, and the facility was terminated. The 364-Day Revolving Credit Facility included a provision under which Corteva could convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The 364-Day Revolving Credit Facility contained customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the 364-Day Revolving Credit Facility contained a financial covenant requiring that the ratio of total indebtedness to total capitalization for Corteva and its consolidated subsidiaries not exceed 0.60. At September 30, 2026, the company was in compliance with these covenants.

Delayed Draw Term Facility
In August 2026, the Company entered into a $1 billion delayed draw term facility (the “Delayed Draw Term Facility”). The maturity date of the Delayed Draw Term Facility is approximately one year from its closing date. Borrowings under the Delayed Draw Term Facility have an interest rate equal to Term SOFR plus the applicable margin. The Delayed Draw Term Facility was intended to serve as a backstop to the Corteva 2036 Notes. The commitments under the Delayed Draw Term Facility were automatically and permanently reduced, on a dollar-for-dollar basis, by an amount equal to the aggregate principal amount of the Corteva 2036 Notes issued in the September 2026 Debt Offering. The balance of the capacity was voluntarily and permanently reduced on September 30, 2026. The Delayed Draw Term Facility was subject to mandatory prepayment (and, prior to funding, automatic and permanent commitment reduction) requirements from the net cash proceeds of debt and equity issuances by Corteva. Corteva was permitted to voluntarily prepay delayed draw term loans, and to voluntarily reduce undrawn commitments, without a penalty. The Delayed Draw Term Loan Credit Agreement contained covenants and events of default substantially similar in scope and terms to those described above for the Revolving Credit Facilities.

Vylor Credit Facilities

In August 2026, Vylor entered into (i) a five-year senior unsecured revolving credit facility in an aggregate principal amount equal to $3.0 billion (the “Vylor Five-Year Revolving Credit Facility”), (ii) a 364-day senior unsecured revolving credit facility in an aggregate principal amount equal to $1.5 billion (the “Vylor 364-Day Revolving Credit Facility” and, together with the Vylor Five-Year Revolving Credit Facility, the “Vylor Revolving Credit Facilities”), and (iii) a senior unsecured delayed draw term loan facility in an original principal amount equal to $2.75 billion (the “Vylor Delayed Draw Term Facility” and, together with the Vylor Revolving Credit Facilities, the “Vylor Credit Facilities”).

Vylor Five-Year Revolving Credit Facility
Vylor, along with its subsidiary, Pioneer Hi-Bred International, Inc. (“PHI”), are initially co-borrowers under the Vylor Five-Year Revolving Credit Facility. Prior to the Five-Year RCF PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor Five-Year Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor Five-Year Revolving Credit Facility.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor Five-Year Revolving Credit Facility are paid in full in cash (such date, the “Five-Year RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor Five-Year Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the Five-Year RCF PHI Release Date, Vylor will be the sole borrower under the Vylor Five-Year Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor Five-Year Revolving Credit Facility are otherwise intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor Five-Year Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor Five-Year Revolving Credit Facility is five years from its closing date. Amounts borrowed under the Vylor Five-Year Revolving Credit Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,578 million under the Vylor Five-Year Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor Five-Year Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor Five-Year Revolving Credit Agreement contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor 364-Day Revolving Credit Facility
Vylor, along with its subsidiary, PHI, are initially co-borrowers under the Vylor 364-Day Revolving Credit Facility. Prior to the Vylor 364-Day Revolving Credit Facility PHI Release Date (as defined below), each of Vylor and PHI is entitled to request loans under the Vylor 364-Day Revolving Credit Facility, in each case subject to the terms and conditions thereof, and each of Vylor and PHI guarantees, on a joint and several basis, obligations of the other co-borrower under the Vylor 364-Day Revolving Credit Facility.

Upon the earlier of (i) December 31, 2026 and (ii) the first date on which all obligations of PHI under the Vylor 364-Day Revolving Credit Facility are paid in full in cash (such date, the “364-Day RCF PHI Release Date”), PHI will automatically cease to be a borrower under the Vylor 364-Day Revolving Credit Facility and will be automatically released as a guarantor thereunder. From and after the 364-Day RCF PHI Release Date, Vylor will be the sole borrower under the Vylor 364-Day Revolving Credit Facility, and immediately thereafter no subsidiaries of Vylor will guarantee such facility.

Proceeds of the Vylor 364-Day Revolving Credit Facility are intended to be used for general corporate purposes of Vylor and its subsidiaries. The Vylor 364-Day Revolving Credit Facility is also intended to serve as a backstop to its commercial paper program. The maturity date of the Vylor 364-Day Revolving Credit Facility is 364 days from its closing date. Amounts borrowed under the Vylor 364-Day Revolving Credit Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. On October 1, 2026, Vylor borrowed $1,500 million under the Vylor 364-Day Revolving Credit Facility to repay borrowings outstanding under the PHI Bilateral Facility (as defined below).

The Vylor 364-Day Revolving Credit Agreement includes a provision under which Vylor may convert any advances outstanding prior to the maturity date into term loans having a maturity date up to one year later. The Vylor 364-Day Revolving Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings. Additionally, the Vylor 364-Day Revolving Credit Agreement

contains a financial covenant requiring that the ratio of total indebtedness to total capitalization for Vylor and its consolidated subsidiaries not exceed 0.60.

Vylor Delayed Draw Term Facility
The Vylor Delayed Draw Term Facility, with a capacity of up to $2.75 billion, was intended to serve as a backstop to the Exchange Offers and the issuance of the Vylor 2031 Notes and the Vylor 2036 Notes. The commitments under the Vylor Delayed Draw Term Facility were automatically and permanently reduced, on a dollar-for-dollar basis, by an amount equal to the aggregate principal amount of Vylor Notes issued in the Exchange Offers and by the aggregate principal amount of the Vylor 2031 Notes and the Vylor 2036 Notes. Vylor was the sole borrower under the Vylor Delayed Draw Term Facility.

Proceeds of loans under the Vylor Delayed Draw Term Facility were intended to be used to finance the Vylor Separation and to pay fees, costs and expenses related thereto. The maturity date of the Vylor Delayed Draw Term Facility was approximately one year from its closing date. Amounts borrowed under the Vylor Delayed Draw Term Facility were subject to an interest rate per annum equal to Term SOFR plus the applicable margin. There were no borrowings outstanding under the Vylor Delayed Draw Term Facility, and the facility was terminated on October 1, 2026.

The Vylor Delayed Draw Term Facility was subject to mandatory prepayment (and, prior to funding, automatic and permanent commitment reduction) requirements from the net cash proceeds of debt and equity issuances by Vylor. Vylor was permitted to voluntarily prepay delayed draw term loans, and to voluntarily reduce undrawn commitments, without a penalty. The Vylor Delayed Draw Term Loan Credit Agreement contained covenants and events of default substantially similar in scope and terms to those described above for the Vylor Revolving Credit Facilities.

PHI Bilateral Facility
PHI entered into a loan facility up to an aggregate principal amount of $3.5 billion with Banco Bilbao Vizcaya Argentaria, S.A. New York Branch in August 2026 (the “PHI Bilateral Facility”), which was used for the repayment of a portion of the outstanding borrowings under EIDP’s commercial paper program. The PHI Bilateral Facility had commitments from September 1, 2026 through September 5, 2026, after which commitments were automatically terminated. The PHI Bilateral Facility was expected to serve as a bridge to the Vylor Five-Year Revolving Credit Facility and Vylor 364-Day Revolving Credit Facility, each of which were drawn upon consummation of the Vylor Separation to repay borrowings outstanding on the PHI Bilateral Facility. Following this repayment, on October 1, 2026, the PHI Bilateral Facility ceased to be effective.

PHI is the sole borrower under the PHI Bilateral Facility. Amounts borrowed under the PHI Bilateral Facility are subject to an interest rate per annum equal to Term SOFR plus the applicable margin. The PHI Bilateral Credit Agreement contains covenants and events of default substantially similar in scope and terms to those described above for the Vylor Revolving Credit Facilities.

August 2026 Exchange Offers and Consent Solicitations
In August 2026, Vylor commenced private offers to exchange any and all of the outstanding $500 million principal amount of 2.300% Senior Notes due 2030 (the “EIDP 2030 Notes”), the $500 million principal amount of 5.125% Senior Notes due 2032 (the “EIDP 2032 Notes”), and the $600 million principal amount of 4.800% Senior Notes due 2033 (the “EIDP 2033 Notes”), in each case, issued by EIDP, Inc., (collectively, the “EIDP Notes”), to the extent held by eligible holders (“Eligible Noteholders”), for a corresponding series of notes to be newly issued by Vylor (collectively, the “Vylor Notes”), having the same interest payment dates, maturity date and interest rate as the respective EIDP Notes (with respect to each series, an “Exchange Offer" and together, the “Exchange Offers”). Concurrently with the Exchange Offers, with respect to each series of EIDP Notes, Vylor solicited the consents of Eligible Noteholders, on behalf of EIDP, to amend the indentures governing the EIDP Notes (together, the “Consent Solicitations”) to eliminate substantially all of the restrictive covenants and events of default (other than payment and bankruptcy related events of default) therefrom.

On October 1, 2026, Vylor settled the Exchange Offers and obtained the corresponding Consent Solicitations. Under the Exchange Offers, $1,439 million aggregate principal amount of EIDP Notes, comprising $435 million aggregate principal amount of the EIDP 2030 Notes, $476 million aggregate principal amount of the EIDP 2032 Notes and $528 million aggregate principal amount of the EIDP 2033 Notes were exchanged and are no longer debt obligations of Corteva.

The Exchange Offers and Consent Solicitations were made upon the terms and conditions set forth in an exchange offer memorandum and consent solicitation statement, dated August 6, 2026 (the “Offering Memorandum”). The Vylor Notes are subject to covenants and events of default that are typical for companies with similar credit ratings, and which are described in the Offering Memorandum.

In September 2026, Corteva issued $700 million of 6.000 percent Senior Notes due in August 2036 (the “Corteva 2036 Senior Notes”). The proceeds of this offering are intended to be used for general corporate purposes, including the repayment of commercial paper borrowings.

In August 2026, Vylor issued $1.1 billion aggregate principal amount of senior notes in a private offering, consisting of $550 million aggregate principal amount of Senior Notes due 2031 (“Vylor 2031 Notes”) and $550 million aggregate principal amount of Senior Notes due 2036 (“Vylor 2036 Notes”). The Vylor 2031 Notes bear interest at a rate of 5.125 percent per year and mature in August 2031. The Vylor 2036 Notes bear interest at a rate of 5.625 percent per year and mature in August 2036.

In May 2025, Corteva issued $500 million of 5.125 percent Senior Notes due in May 2032 (the “Corteva 2032 Senior Notes”). The proceeds were used to repay the $500 million senior notes that matured in July 2025.

The company’s indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations affecting manufacturing plants, mineral producing properties or research facilities located in the U.S. and the consolidated subsidiaries owning such plants, properties and facilities subject to certain limitations. The outstanding long-term debt also contains customary default provisions.

The company has meaningful seasonal working capital needs based in part on providing financing to its customers. Working capital is funded through multiple methods including cash, commercial paper, the Revolving Credit Facilities, the 364-Day Revolving Credit Facility, and factoring.

The company has factoring agreements with third-party financial institutions to sell its trade receivables under both recourse and non-recourse agreements in exchange for cash proceeds in an effort to reduce its receivables risk. For arrangements that include an element of recourse, the company provides a guarantee of the trade receivables in the event of customer default. Refer to Note 8 - Accounts and Notes Receivable - Net, to the interim Consolidated Financial Statements, for more information.

The company also organizes agreements with third-party financial institutions who directly provide financing for select customers of the company’s Seed and Crop Protection products in each region. Terms of the third-party loans are less than a year and programs are renewed on an annual basis. In some cases, the company guarantees a portion of the extension of such credit to such customers. Refer to Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements, for more information on the company’s guarantees.

The company’s cash, cash equivalents and marketable securities at September 30, 2026, December 31, 2025 and September 30, 2025 are $3.9 billion, $4.5 billion and $2.6 billion, respectively, of which $2.1 billion, $2.1 billion and $2.3 billion at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, was held by subsidiaries in foreign countries, including United States territories. Cash, cash equivalents and marketable securities are concentrated subject to local restrictions with highly rated and well capitalized global financial institutions. The underlying credit worthiness and exposures to these counterparties are monitored on a regular basis in line with the company’s overall risk management procedures. Upon actual repatriation, such earnings could be subject to withholding taxes, foreign and/or U.S. state income taxes, and taxes resulting from the impact of foreign currency movements. The cash held by foreign subsidiaries is generally used to finance the subsidiaries’ operational activities and future foreign investments. At September 30, 2026, management believed that sufficient liquidity is available in the U.S. with global operating cash flows, borrowing capacity from existing committed credit facilities, and access to capital markets and commercial paper markets.

Summary of Cash Flows
Cash provided by (used for) operating activities - continuing operations was $(3,878) million for the nine months ended September 30, 2026 compared to $(941) million for the nine months ended September 30, 2025. The change was driven by the discretionary pension contribution, the Bayer resolution payment, higher compensation payments and the FMC rimisoxafen prepayment, partially offset by improved collections.

Cash provided by (used for) operating activities - discontinued operations was $(70) million for the nine months ended September 30, 2026 compared to $(28) million for the nine months ended September 30, 2025. The cash outflows were primarily related to the company’s purchase of Chemours’ future interest, if any, in certain insurance proceeds, as well as PFAS activities that are subject to the MOU with Chemours and DuPont associated with environmental remediation activities primarily at Chemours’ Fayetteville Works facility and the NJ Statewide Settlement, along with litigation matters.

Cash provided by (used for) investing activities was $(390) million for the nine months ended September 30, 2026 compared to $(355) million for the nine months ended September 30, 2025. The change was primarily driven by the acquisition of a business in June 2026.

Cash provided by (used for) financing activities was $3,989 million for the nine months ended September 30, 2026 compared to $554 million for the nine months ended September 30, 2025. The change was primarily due to higher short-term borrowings to fund working capital and other corporate needs, including the items noted above within cash provided by (used for) operating activities - continuing operations.

In January 2026, the company’s Board of Directors authorized a common stock dividend of $0.18 per share, payable on March 16, 2026, to the shareholders of record on March 2, 2026. In April 2026, the company’s Board of Directors authorized a common stock dividend of $0.18 per share, payable on June 15, 2026, to the shareholders of record on June 1, 2026. In July 2026, the company’s Board of Directors authorized a common stock dividend of $0.18 per share, payable on September 15, 2026, to the shareholders of record on September 1, 2026.

On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2024 Share Buyback Plan”). The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors. In connection with the 2024 Share Buyback Plan, the company repurchased and retired — and 6,285,000 shares in the open market for a total cost (excluding excise taxes) of $— million and $500 million during the three and nine months ended September 30, 2026, respectively, and 3,401,000 and 3,681,000 shares in the open market for a total cost (excluding excise taxes) of $250 million and $270 million during the three and nine months ended September 30, 2025.

On September 13, 2022, Corteva, Inc. announced that its Board of Directors authorized a $2 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date (“2022 Share Buyback Plan”). The timing, price and volume of purchases were based on market conditions, relevant securities laws and other factors. The company completed the 2022 Share Buyback Plan during the second quarter of 2025 and repurchased and retired 7,815,000, 17,909,000, and 10,026,000 shares in the open market and through privately-negotiated transactions for a cost (excluding excise taxes) of $500 million, $1 billion and $500 million during the years ended December 31, 2025, 2024 and 2023, respectively.

See Note 13 - Stockholders’ Equity, to the interim Consolidated Financial Statements, for additional information related to the share buyback plans.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the Corteva 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements and Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2025 can be found in the section entitled “Contractual Obligations” on the Corteva 2025 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the company’s contractual obligations outside the ordinary course of business from those reported in the Corteva 2025 Annual Report.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 15 - Financial Instruments, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Corteva 2025 Annual Report and the Information Statement, for information on the utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

Vylor has adopted and maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in Vylor’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Vylor’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, have conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective as of September 30, 2026.

Prior to October 1, 2026, Vylor relied on the disclosure controls and procedures of Corteva.

b)        Changes in Internal Control over Financial Reporting

There have been no changes in the internal control over financial reporting of Vylor or Corteva that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Vylor is subject to various legal proceedings, including, but not limited to, product liability, intellectual property, antitrust, commercial, property damage, personal injury, environmental and regulatory matters arising out of the normal course of its current businesses.

Often these proceedings raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant amounts of the senior leadership team’s time. Litigation and other claims, along with regulatory proceedings, against Vylor could also materially adversely affect its operations, reputation, and/or result in the incurrence of unexpected expenses and liability. Even when Vylor believes liabilities are not expected to be material or the probability of loss or of an adverse unappealable final judgment is remote, Vylor may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of Vylor, including avoidance of future distraction and litigation defense cost, and its shareholders. Information regarding certain of these matters is set forth below and in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements of Corteva, and in Note 11 - Commitments and Contingent Liabilities to the interim Combined Financial Statements of the Seed Business.

Litigation related to Vylor’s current business
Inari Disputes
On September 27, 2023, Corteva filed a lawsuit in Delaware federal court against Inari Agriculture, Inc. and Inari Agriculture N.V. (collectively “Inari”) asserting claims of Plant Variety Protection infringement, indirect patent infringement, breach of contract, and civil conversion. Corteva’s lawsuit alleges Inari illegally obtained various varieties of seed technologies from a seed depository and illegally transported them abroad for the purpose of performing gene editing on the technologies and then filing a patent for such technologies. In August 2024, the court denied Inari’s motion to dismiss the complaint. In September 2024, Corteva amended its complaint to include additional infringement claims with respect to soybean and corn technologies. In May 2025, the federal court dismissed Inari’s claims of sham litigation, patent misuse, and state-based deceptive trade practices claims. This May 2025 order was amended to reinstate Inari’s estoppel defense. After a three-day trial commenced on September 23, 2026, the parties entered into a confidential settlement where Inari agreed to destroy Corteva material it accessed from seed depositories and material developed from the deposits and assign to Corteva the intellectual property related to its edited versions of Corteva events.

Bayer Disputes
Corteva resolved its outstanding litigation with Bayer. Further information with respect to these proceedings and their respective resolution is set forth under “Bayer Disputes” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

Other Environmental Proceedings
Vylor believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The matters below involve the potential for $1 million or more in monetary fines and are included per Item 103(3)(c)(iii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Related to Vylor business

Nebraska Department of Environment and Energy, AltEn Facility
The EPA and the Nebraska Department of Environment and Energy (“NDEE”) are pursuing investigations, response and removal actions, litigation and enforcement action related to an ethanol plant located near Mead, Nebraska and owned and operated by AltEn LLC (“AltEn”). Corteva is one of six seed companies, who were customers of AltEn (collectively, the “Facility Response Group”), participating in the NDEE’s Voluntary Cleanup Program to address certain interim remediation needs at the site. Further information with respect to these proceedings is set forth under “Nebraska Department of Environment and Energy, AltEn Facility” in Note 12 - Commitments and Contingent Liabilities, to the interim Consolidated Financial Statements.

AZ Concordia Chile Site
On February 9, 2026, a water reservoir at the AZ Concordia site overflowed during a refilling, resulting in the collapse of part of the embankment and the release of all stored water beyond Corteva’s facilities resulting in flooding and other damage impacting government-managed infrastructure and wastewater systems. Corteva is working with local authorities on the resolution of matters related to this incident.

Item 1A. RISK FACTORS

There have been no material changes in Vylor’s risk factors discussed in the Information Statement of Vylor Inc. dated September 24, 2026, attached as Exhibit 99.1 to Vylor Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2026 (the "Information Statement").

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes information with respect to Corteva’s purchase of its common stock during the three months ended September 30, 2026:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company’s Publicly Announced Share Buyback Program [1]	Approximate Value of Shares that May Yet Be Purchased Under the Program [1] (Dollars in millions)
July 2026	—	$—	—	$1,930
August 2026	—	—	—	1,930
September 2026	—	—	—	1,930
Total	—	—	—	1,930
1.On November 19, 2024, Corteva, Inc. announced that its Board of Directors authorized a $3 billion share repurchase program to purchase Corteva, Inc.’s common stock, par value $0.01 per share, without an expiration date. The timing, price and volume of purchases will be based on market conditions, relevant securities laws and other factors.

On October 22, 2026, Vylor announced that its Board of Directors authorized a $3 billion share repurchase program of Vylor’s common stock. See Note 18 - Subsequent Events to the Interim Combined Financial Statements of the Seed Business.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment 3 to Corteva’s Registration Statement on Form 10 (Commission file number 001-38710), filed on April 16, 2019).

2.2	Separation and Distribution Agreement by and among Corteva, Inc., Vylor Inc., and solely for the purposes set forth therein, EIDP, Inc. (incorporated by reference to Exhibit 2.1 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

3.1	Amended and Restated Certificate of Incorporation of Vylor Inc. (incorporated by reference to Exhibit No. 3.1 to Vylor’s Current Report on Form 8-K (Commission file number 001-43376), filed on September 29, 2026).

3.2	Amended and Restated Bylaws of Vylor Inc. (incorporated by reference to Exhibit No. 3.2 to Vylor’s Current Report on Form 8-K (Commission file number 001-43376), filed on September 29, 2026).

4.1	Indenture, dated as of August 31, 2026, between Vylor Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit No. 4.1 to Vylor Inc.’s Current Report on Form 8-K (Commission file number 001-43376), filed on October 1, 2026).

4.2	Second Supplemental Indenture, dated as of October 1, 2026, between Vylor Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of Vylor Inc. (Commission file number 001-43376), filed on October 1, 2026).

10.1	Tax Matters Agreement by and among Corteva, Inc., Vylor Inc. and EIDP, Inc. (incorporated by reference to Exhibit 10.1 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

10.2	Employee Matters Agreement by and between Corteva, Inc. and Vylor Inc. (incorporated by reference to Exhibit 10.2 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

10.3	Transition Services Agreement by and between Corteva, Inc. and Vylor Inc. (incorporated by reference to Exhibit 10.3 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

10.4	Intellectual Property Matters Agreement by and between Corteva, Inc. and Vylor Inc. (incorporated by reference to Exhibit 10.4 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

10.5	Global Master Seed Treatment Supply Agreement by and between Corteva, Inc. and Vylor Inc. (incorporated by reference to Exhibit 10.5 to Corteva’s and EIDP’s Current Report on Form 8-K (Commission file numbers 001-38710 and 001-00815) filed on October 5, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101.INS)

SIGNATURE
Vylor Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vylor Inc.
(Registrant)

Date:	November 12, 2026

By:	/s/ Colleen P. Hopper

Colleen P. Hopper
Vice President, Corporate Finance and Accounting Officer
(Principal Accounting Officer)